Form 10-K
period 2010-12-31
Bureau of Fugitive Recovery Inc
filed 2011-03-30
CIK 1487782

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-K
______________

(Mark one)

[ x ]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
        1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

[  ]           TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ________________ to________________________.

Commission File Number 000-54165

BUREAU OF FUGITIVE RECOVERY, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-1306078
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

132 W. 11th Avenue
Denver, Colorado 80204
(Address of principal executive offices)

(720) 266-6996
Issuer’s Telephone Number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.  Yes ☐   No ☑

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐  No ☑

The aggregate market value of the shares of voting stock held by non-affiliates of the Registrant as of March 29, 2011 was $0.

As of March 29, 2011, the Registrant had 10,000,000 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - None

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. The statements regarding Industry Concept Holdings Inc. contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

Important factors known to us that could cause such material differences are identified in this report and in our “RISK FACTORS” in Item 1A. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the SEC.

PART I

ITEM 1.    BUSINESS

Overview

We were incorporated on April 26, 1995, in the State of Colorado under the name Colorado Security Patrol Inc.  On March 12, 2007 we filed an amendment to our Articles of Incorporation changing our name to “Bureau of Fugitive Recovery, Inc.”

Our initial business was to provide a variety of security services on both a residential and commercial basis.  In March 2007, we expanded our operations to include tracking and apprehension of offenders who had failed to appear in court or had otherwise had their bond revoked, creating a liability for the person or entity that had posted the bail bond.  We recognized that we were able to avoid the significant competition that we were experiencing in the security services business, as we believed that there was no major companies engaged in the apprehension of offenders as there existed in the security services industry.  As of the date of this Report we provide the following services:  fugitive location and apprehension, preparation and filing of civil lawsuits against surety bond’s indemnitor for monies owning on the bond which they guaranteed and which are in forfeiture status and transportation of prisoners into custody based upon issuance of a court bench warrant.   We are compensated for these services on a monthly invoiced basis for any and all services we provide pursuant to a service agreement that we execute with our client prior to providing such services.

We are currently considering expanding our operation into other jurisdictions and states via acquisition.  See “Growth by Acquisitions,” below.  Most of our current clients are bail bonding companies.

The bail surety industry has had a continuous, steady flow of clientele.  As the population increases, the bail surety industry has continued to grow.  According to the Department of Regulatory Agencies, Colorado Division of Insurance; Office of the State Court Administrator, Colorado Judicial Department, since 2000, there has been a consistent upwards trend in bail bonds written in the State of Colorado.  While there is no one agency that keeps figures on the amount of bail surety written in the State of Colorado, we believe that as the population increases so does the number of offenders arrested and who become candidates for our services.

On August 10, 2010, we filed a registration statement on Form S-1 with the US Securities and Exchange Commission wherein we proposed to register an aggregate of 2,350,000 shares of our Common Stock previously issued in private offerings we had conducted since inception.  Our registration statement became effective on November 24, 2010.

Marketing

Because of the nature of the bail surety industry, our biggest client base, marketing efforts are primarily through yellow page advertising, billboards, other fixed advertising near jails, and word-of-mouth from former and current clients.  Such methods are presently utilized by us and have proven to be effective in marketing our services to potential clientele.

We intend to expand our services by offering security guard and other security services and insurance and training for security officers and bail bond licensing agents.

Growth by Acquisitions

We also intend to expand our operations through the acquisition of related businesses that will complement our current service business.  Acquisition targets include existing bail bonding companies, bail enforcement companies, security companies, and an insurance underwriting business to supplement the writing of surety bonds, title insurance, performance bonds, guarantee bonds and similar bonds.  There are many small operations which have expressed an interest in being acquired by our Company.  We believe this makes economic sense because we can eliminate duplication of general and administrative expense, provide a more centralized information sharing network available to enforcement agents and eliminate overlapping of services offered.  We are presently evaluating several such businesses in the Denver Metropolitan Area as potential merger or acquisition candidates, and anticipate expanding this acquisition strategy to metropolitan areas in the states of Arizona, New Mexico and California.  However, as of the date of this Report, there are no definitive agreements in place relating to our acquiring any such business and there can be no assurances that such agreements will be executed on favorable terms or at all in the future.

If we are successful, the acquisition of related, complimentary businesses is expected to increase profits by providing a broader range of services in vertical markets which are consolidated under one parent, thus reducing overhead costs by streamlining operations and eliminating duplicitous efforts and costs.  There are no assurances that we will increase profitability if we are successful in acquiring other synergistic companies.

Management will seek out and evaluate related, complimentary businesses for acquisition.  The integrity and reputation of any potential acquisition candidate will first be thoroughly reviewed to ensure it meets with management’s standards.  Once targeted as a potential acquisition candidate, we will enter into negotiations with the potential candidate and commence due diligence evaluation of each business, including its financial statements, cash flow, debt, location and other material aspects of the candidates’ business.  One of the principal reasons for our filing of our registration statement of which this Report is a part and the filing of an application to list our securities for trading is our intention to utilize the issuance of our securities as part of the consideration that we will pay for these proposed acquisitions.  If we are successful in our attempts to acquire similar companies utilizing our securities as part or all of the consideration to be paid, our current shareholders will incur dilution.  See “RISK FACTORS.”

In implementing a structure for a particular acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.  We may also acquire stock or assets of an existing business.  On the consummation of a transaction, we do not intend that our present management and shareholders will no longer be in control of our Company.

As part of our investigation, our officers and directors will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise.  The manner in which we participate in an acquisition will depend on the nature of the opportunity, the respective needs and desires of us and other parties, the management of the acquisition candidate and our relative negotiation strength and such other management.

We will participate in an acquisition only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

Depending upon the nature of the acquisition, including the financial condition of the acquisition company, as a reporting company under the 34 Act it may be necessary for such acquisition candidate to provide independent audited financial statements.  If so required, we will not acquire any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction.  If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the 34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of our present management.  If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse us for all costs associated with the proposed transaction.

Subsequent Events

In March 2011, we executed two (2) separate letters of intent (“LOI”) to acquire other companies, including Fugitive Engagement and Recovery, LLC (“FER”) and Twenty four/seven Consulting LLC (“24/7”), each a Colorado limited liability company.  These letters of intent are non-binding and the consummation of either of these proposed transactions is subject to due diligence as well as execution of definitive binding agreements.  The LOI with FER provides for the issuance of an aggregate of 500,000 shares of our Common Stock to be issued in exchange for all of the issued and outstanding member interests of FER.  The LOI with 24/7 provides for the issuance of an aggregate of 1,000,000 shares of our Common Stock in exchange for all of the issued and outstanding member interests of 24/7.  FER is engaged in a business similar to our business of fugitive apprehension.  24/7 is engaged in providing paralegal services to the bail bond industry.  No assurances can be provided that either of the aforesaid proposed transactions will be successfully consummated, or if so consummated, that our business prospects will be enhanced as a result.

Competition

We compete with numerous other small companies and individuals in the Denver Metropolitan Area, typically run by one or two persons, family owned and operated, none of whom control any significant share of the market.  We estimate that we presently have approximately one to two percent of the market share based on the many years of experience possessed by the main principal in this industry.

Government Regulation

We are not licensed by the State of Colorado to engage in our business.  Rather, individual bail posting agents are licensed and regulated by the state.   Bail enforcement agents are required to be licensed by the Colorado Division of Insurance, which is the licensing authority, to complete a 16-hour course, pass a Colorado Bureau of Investigation and Federal fingerprint and background check, and pass an additional course if a concealed weapons permit is sought by the agent. Other individual courses are recommended, but not required by the Division of Insurance, for training and use if any additional proactive or reactive tools are used, i.e., baton, mace, pepper spray, etc.  Complaints against a bail enforcement agent are investigated by the Division of Insurance which, after the conclusion of the investigation, decides whether or not an agent’s license may be affected adversely.

Employees

As of the date of this report we have three (3) employees, including our two officers and one person who is responsible for much of the administrative paperwork with the many respective county and municipal courts we deal with on a daily basis.  We also currently have six bail enforcement agents that are independent contractors and who are paid on a commission plus expenses basis for each offender recovered and surrendered to the appropriate law enforcement agency.  Our recovery agents, sometimes called “bounty hunters” may be asked, from time to time, to assist with other facets of our day-to-day operations as part of their independent contractor agreements, at no additional cost to us.  Management believes that the relationship with all individuals associated with us, contractual or employed, is exemplary.

Trademarks/Trade names/Intellectual Property

We have no patents pending, nor have we registered any trademarks or trade names.

ITEM 1A.     RISK FACTORS

An investment in our Common Stock is a risky investment. Prospective investors should carefully consider the following risk factors before purchasing shares of our Common Stock. We believe that we have included all material risks.

Risks Related to our Operations

Our independent accountants have expressed a "going concern" opinion.

Our financial statements accompanying this report have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.  We have a minimal operating history and minimal revenues or earnings from operations.  We have no significant assets or financial resources.  We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of acquisitions of similar companies.  See “Part I, Item 1, BUSINESS – Growth by Acquisitions.”  This may result in our incurring a net operating loss which will increase continuously until we can consummate an acquisition.  There is no assurance that we can identify such a business opportunity and consummate such an acquisition.

Changes in legislation in jurisdictions where we operate or intend to operation in the future may have an adverse affect on our financial condition and results of operations.

There is always the possibility that our targeted market states could enact laws repealing long existing surety bond statutes, resulting in the release from custody of those accused of having committed offenses against the laws of those jurisdictions pending resolution.  It is, however, cost effective for these jurisdictions to maintain the status quo with respect to pre-trial release on bond as they lack the holding facility space or personnel to oversee pre-trial incarcerees.  If said laws are repealed there would be no financial incentive for us to effectuate the apprehensive of a fugitive.  To our best knowledge there are no statutes or other laws currently being contemplated but the adoption of such laws would have a significant negative impact on our financial condition and results of operations as apprehension of fugitives on bond is our primary source of income, and projected to remain so in those states where we operate or expansion is contemplated.  See “Part I, Item 1, BUSINESS.”

Our management may have conflicts of interest.

Members of our management are associated with other firms involved in a range of business activities.  Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of our Company.

Our success depends, to an extent, upon the continued services of Frank Ficarra, our President and Chief Executive Officer.

We rely on the services of Frank Ficarra for strategic and operational management and the relationships he has built.  Some of our competitors’ management has more experience than Mr Ficarra and our other members of management in our industry.  This may place us at a competitive disadvantage because we will greatly rely on these relationships in the conduct of our operations and the execution of our business strategies.  The loss of Mr. Ficarra could also result in the loss of our favorable relationships with one or more of our customers.  We have not entered into an employment agreement with Mr. Ficarra.  In addition, we do not maintain “key person” life insurance covering any of our management and we do not expect to obtain the same in the future due primarily to the cost of premiums for such insurance and our limited financial resources.  This could also preclude our ability to attract and retain qualified persons to agree to become directors of our Company.

Provisions of our Articles of Incorporation and Bylaws may delay or prevent a take-over that may not be in the best interests of our stockholders.

Provisions of our Articles of Incorporation and Bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt.

In addition, our Articles of Incorporation authorizes the issuance of up to 25,000,000 shares of Preferred Stock with such rights and preferences determined from time to time by our Board of Directors.  As of the date of this Report, none of our Preferred Stock is currently issued or outstanding. Our Board of Directors may, without stockholder approval, issue additional Preferred Stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our Common Stock.

Risks Related to our Common Stock

Our Common Stock has been approved for trading on the OTCBB but there is no active trading market and there can be no assurance that such a market will develop in the future.

Our Common Stock was approved for trading on the OTCBB on December 8, 2010 under the symbol “BRFG.”  As of the date of this report we are awaiting the filing of our application for approval by the Depository Trust Company.  If and when it begins, trading volume in our Common Stock is expected to commence at a price of $0.03 per share and be very limited.  As a result, the trading price of our Common Stock is expected to be subject to significant fluctuations.  There is no assurance that a market will develop in the future or, if developed, that it will continue.  In the absence of a public trading market, an investor may be unable to liquidate his investment in our Company.

We do not have significant financial reporting experience, which may lead to delays in filing required reports with the Securities and Exchange Commission and suspension of quotation of our securities on the OTCBB or a national exchange, which will make it more difficult for you to sell your securities.

The OTCBB, an inter-dealer quotation system, and other national stock exchanges each limits quotations to securities of issuers that are current in their reports filed with the Securities and Exchange Commission.  Because we do not have significant financial reporting experience, we may experience delays in filing required reports with the Securities and Exchange Commission (the “SEC”).  Because issuers whose securities are qualified for quotation on the OTCBB or any other national exchange are required to file these reports with the SEC in a timely manner, the failure to do so may result in a suspension of trading or delisting.

There are no automated systems for negotiating trades on the OTCBB and it is possible for the price of a stock to go up or down significantly during a lapse of time between placing a market order and its execution, which may affect your trades in our securities.

Because there are no automated systems for negotiating trades on the OTCBB, they are conducted via telephone.  In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders.  Therefore, when investors place market orders, an order to buy or sell a specific number of shares at the current market price, it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and its execution.

Our stock is considered a “penny stock” and will continue to be so long as it trades below $5.00 per share. This can adversely affect its liquidity.

Our Common Stock is considered a “penny stock” and will continue to be considered a penny stock so long as it trades below $5.00 per share and as such, trading in our Common Stock will be subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934.  Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements.  The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction.

SEC regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer.  The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.  In addition, few broker or dealers are likely to undertake these compliance activities. Other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

We do not anticipate payment of dividends, and investors will be wholly dependent upon the market for the Common Stock to realize economic benefit from their investment.

As holders of our Common Stock, you will only be entitled to receive those dividends that are declared by our Board of Directors out of retained earnings.  We do not expect to have retained earnings available for declaration of dividends in the foreseeable future.  There is no assurance that such retained earnings will ever materialize to permit payment of dividends to you.  Our Board of Directors will determine future dividend policy based upon our results of operations, financial condition, capital requirements, reserve needs and other circumstances.

Any adverse effect on the market price of our Common Stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

Sales of substantial amounts of our Common Stock, or in anticipation that such sales could occur, may materially and adversely affect prevailing market prices for our Common Stock, if and when such market develops in the future.

The market price of our Common Stock may fluctuate significantly in the future.

We expect that the market price of our Common Stock may fluctuate in response to one or more of the following factors, many of which are beyond our control:

• competitive pricing pressures;
• our ability to market our services on a cost-effective and timely basis;
• our inability to obtain working capital financing, if needed;
• changing conditions in the market;
• changes in market valuations of similar companies;
• stock market price and volume fluctuations generally;
• regulatory developments;
• fluctuations in our quarterly or annual operating results;
• additions or departures of key personnel; and
• future sales of our Common Stock or other securities.

The price at which you purchase shares of our Common Stock may not be indicative of the price that will prevail in the trading market.  You may be unable to sell your shares of Common Stock at or above your purchase price, which may result in substantial losses to you and which may include the complete loss of your investment.  In the past, securities class action litigation has often been brought against a company following periods of stock price volatility.  We may be the target of similar litigation in the future.  Securities litigation could result in substantial costs and divert management’s attention and our resources away from our business.  Any of the risks described above could adversely affect our sales and profitability and also the price of our Common Stock.

Risks Related to our Company

Our management and principal shareholders have the ability to significantly influence or control matters requiring a shareholder vote and other shareholders may not have the ability to influence corporate transactions.

Currently, our three principal shareholders own in excess of a majority of our outstanding Common Stock.  As a result, they have the ability to determine the outcome on all matters requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may have the effect of reducing the level of trading activity in our Common Stock.  As a result, fewer broker-dealers may be willing to make a market in our Common Stock, reducing a stockholder’s ability to resell shares of our Common Stock.

We cannot predict whether we will successfully effectuate our current business plan.  Each prospective purchaser is encouraged to carefully analyze the risks and merits of an investment in our Common Stock and should take into consideration when making such analysis, among others, the Risk Factors discussed above.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

We operate from our offices at 132 West 11th Ave., Denver, Colorado 80204.  This space is provided to us on a rent free basis by our President.  Management believes that this space will meet our needs for the foreseeable future.  However, if we are successful in acquiring companies similar to ours over the next 12 months we anticipate that we will need additional office space if the geographic location of the acquisition candidate is significantly distant from our current location.  See “Part 1, Item 1 BUSINESS – Growth by Acquisitions.”

ITEM 3.     LEGAL PROCEEDINGS

To the best of our management’s knowledge and belief, there are no claims that have been brought against us nor have there been any claims threatened.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to our shareholders during the last two years.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock was approved for trading on the OTCBB on December 8, 2010 under the symbol “BRFG.”  As of the date of this report we are awaiting the filing of our application for approval by the Depository Trust Company.  If and when it begins, trading volume in our Common Stock is expected to commence at a price of $0.03 per share and be very limited. As a result, the trading price of our Common Stock is expected to be subject to significant fluctuations.   See “Part I, Item 1A, Risk Factors.”

The Securities Enforcement and Penny Stock Reform Act of 1990

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

As of the date of this report, we expect that our Common Stock will be defined as a “penny stock” under the Securities and Exchange Act once trading commences. It is anticipated that our Common Stock will remain a penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

•	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;
•	contains a toll-free telephone number for inquiries on disciplinary actions;
•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and
•	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

Holders

We had 47 holders of record of our Common Stock as of the date of this report, not including those persons who hold their shares in “street name.”

Stock Transfer Agent

The stock transfer agent for our securities is Island Stock Transfer, Inc., St. Petersburg, Florida.  Their address is 100 Second Ave S., Suite 705S, St. Petersburg, FL 33701.  Their phone number is (727) 289-0010.

Dividends

We have not paid any dividends since our incorporation and do not anticipate the payment of dividends in the foreseeable future. At present, our policy is to retain earnings, if any, to develop and market our products. The payment of dividends in the future will depend upon, among other factors, our earnings, capital requirements, and operating financial conditions.

Reports

We are subject to certain reporting requirements and furnish annual financial reports to our stockholders, certified by our independent accountants, and furnish unaudited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov.

ITEM 6.      SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

Overview

Bureau of Fugitive Recovery, Inc., (“BFR,” “we,” “our” or the “Company”) was incorporated on April 26, 1995, in the State of Colorado under the name Colorado Security Patrol Inc.  On March 12, 2007 we filed an amendment to our Articles of Incorporation changing our name to “Bureau of Fugitive Recovery, Inc.”

Our initial business was to provide a variety of security services on both a residential and commercial basis.  In March 2007, we expanded our operations to include tracking and apprehension of offenders who had failed to appear in court or had otherwise had their bond revoked, creating a liability for the person or entity that had posted the bail bond.  We recognized that we were able to avoid the significant competition that we were experiencing in the security services business, as we believed that there was no major companies engaged in the apprehension of offenders as there existed in the security services industry.  As of the date of this Report, we emphasize tracking and apprehension of offenders who had failed to appear in court or had otherwise had their bond revoked in the State of Colorado as our principal business.  We are currently considering expanding our operation into other states via acquisition.  See “Part I, Item 1, BUSINESS - Growth by Acquisitions,” below.  Most of our current clients are bail bonding companies.

In March 2007 we engaged in a private offering of our Common Stock.  We sold 235 shares of our Common Stock to thirty-nine investors at a price of $30 per share and received aggregate net proceeds of $7,050.  Subscriptions were accepted from seven (7) “accredited” investors, as that term is defined under the Securities Act of 1933, as amended (the “33 Act” or the “Securities Act”). We relied upon the exemption from registration provided by Regulation D promulgated under the 33 Act to issue these shares.  Thereafter, in February 2010, we undertook a forward split of our issued and outstanding shares of Common Stock whereby 10,000 shares were issued in exchange for every one share then issued and outstanding.  All references in this report to our issued and outstanding Common Stock are presented on a post-forward split basis.

Our registration statement filed with the SEC became effective during 2010 and as a result we have become obligated to file reports under the Securities Exchange Act of 1934, as amended.  This is expected to increase our cost of operation, including increased professional fees.  We have elected to become a public company and list our Common Stock for trading on the OTCBB due to our management’s belief that by doing so,  we will be in a better position to effectuate the acquisition of other similar companies.  We intend to issue shares of our Common Stock as consideration for these acquisitions because we do not currently have sufficient capital to effectuate this aspect of our business plan.  In addition, management also believes that as a public company we may have greater access to raising additional capital, either debt or equity, to utilize for these prospective acquisitions.  As of the date of this report we have engaged in various discussions and negotiations with prospective acquisition candidates and have entered into two letters of intent to acquire the same.  However, there can be no assurances that we will be successful in reaching any agreement with any third party engaged in a similar business to ours that will be amenable to being acquired.  See “Part I, Item 1, BUSINESS – Growth by Acquisitions” and “Part I, Item IA, RISK FACTORS.”

Our executive offices are located at 132 W. 11th Avenue, Denver, Colorado 80204.  We have never been subject to any bankruptcy proceeding.

Results Of Operations

Comparison of Results of Operations for the fiscal years ended December 31, 2010 and 2009

During our fiscal year ended December 31, 2010, we generated $15,509 in revenues compared to $4,244 during our fiscal year ended December 31, 2009, an increase of $11,265.  This increase in revenues was attributable to our expanding of business services to include paralegal preparation and counseling to sureties when dealing with Notices of Bail Forfeitures, exonerations of same and remissions of paid surety bonds where applicable.  Cost of revenues during our fiscal year ended December 31, 2010 was $8,382, compared to $3,079 for our fiscal year ended December 31, 2009, an increase of $5,303, which management attributes to the acquisition of computer programs implemented for more effective management of time resources of contracted individuals providing bail enforcement services.

Our general and administrative expense during our fiscal year ended December 31, 2010 was $10,526, compared to $37,792 during our fiscal year ended December 31, 2009, a decrease of $27,266.  This decrease was primarily attributable to professional fees we incurred in 2009 relating to the filing of our registration statement with the SEC.   We also incurred increased interest expense of $810 during our fiscal year ended December 31, 2010.

As a result, we generated a net loss of ($4,599) during our fiscal year ended December 31, 2010 (approximately $0.00 per share), compared to a net loss of ($37,017) during our fiscal year ended December 31, 2009 (approximately $0.01 per share).

Liquidity and Capital Resources

As of December 31, 2010, we had cash or cash equivalents of $1,489.

Net cash used in operating activities was ($3,399) during our fiscal year ended December 31, 2010, compared to ($13,977) during our fiscal year ended December 31, 2009.  We anticipate that overhead costs in current operations will increase in the future as a result of our anticipated increased marketing activities.

Cash flows provided or used in investing activities were $0 during our fiscal years ended December 31, 2010 and 2009.  Cash flows provided or used by financing activities were $0 during our fiscal year ended December 31, 2010, compared to $15,000 during our fiscal year ended December 31, 2009.

At December 31, 2010 we had a note payable outstanding in the principal amount of $15,000, bearing interest at 8% per annum, unsecured, convertible into Common Stock at an unspecified price, with principal and interest due in September 2011.  This loan was extended for an additional one year period at the original terms.  Interest expense on the note for the year ended December 31, 2010 and 2009 was $1,590 and $390, respectively.

Our financial statements accompanying this report have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.  We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of acquisitions of similar companies.  See “Part I, Item 1, BUSINESS – Growth by Acquisitions.”  This may result in our incurring a net operating loss which will increase continuously until we can consummate an acquisition.  There is no assurance that we can identify such a business opportunity and consummate such an acquisition.

We believe that we currently have sufficient funds available for us to continue to operate our business for the next 12 months.  However, we estimate that we will require approximately $25,000 in additional debt or equity capital to effectuate the acquisitions of symmetrical companies discussed under “BUSINESS – Growth by Acquisitions“ herein, as well as to meet our reporting requirements under the Securities Exchange Act of 1934, as amended.  In the event we are unable to generate sufficient capital from our operations to implement our proposed expanded business plan it is anticipated that members of our management will issue loans to us on favorable terms to allow us to meet these obligations.  In addition, if and when our Common Stock is approved for trading we believe we will be able to raise additional equity capital in a sufficient amount as to allow us to meet our obligations. The inability to obtain sufficient funds from external sources when needed will have a material adverse affect on our results of operations and financial condition.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during our fiscal year ended December 31, 2010.

Critical Accounting Policies and Estimates

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Leases – We follow the guidance in SFAS No. 13 “Accounting for Leases,” as amended, which requires us to evaluate the lease agreements we enter into to determine whether they represent operating or capital leases at the inception of the lease.

Stock-based compensation – Effective January 1, 2006, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment.”  SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized on a straight-line basis over the employee service period (usually the vesting period). That cost is measured based on the fair value of the equity or liability instruments issued using the Black-Scholes option pricing model.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BUREAU OF FUGITIVE RECOVERY, INC.

FINANCIAL STATEMENTS

December 31, 2009 & 2010

BUREAU OF FUGITIVE RECOVERY, INC.
Financial Statements

TABLE OF CONTENTS

Page No.

Independent Accountant’s Audit Report	F-1

Balance Sheets	F-2

Statement of Operations	F-3

Statements of Stockholders’ Equity	F-4-F-5

Statements of Cash Flow	F-6

Notes to the Financial Statements	F-7-F-9

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Bureau of Fugitive Recovery, Inc.
Denver, Colorado

I have audited the accompanying balance sheets of Bureau of Fugitive Recovery, Inc. as of December 31, 2009 and 2010, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bureau of Fugitive Recovery, Inc. as of December 31, 2009 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations, a condition that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado                                                                                                           Ronald R. Chadwick, P.C.
March 17, 2011                                                                                                             RONALD R. CHADWICK, P.C.

BUREAU OF FUGITIVE RECOVERY, INC.
BALANCE SHEETS

	December 31, 2009	December 31, 2010

ASSETS

Current assets
Cash	$4,888	$1,489
Total current assets	4,888	1,489

Total Assets	$4,888	$1,489

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Notes payable	$15,000	$15,000
Accrued interest payable	390	1,590
Total current liabilities	15,390	16,590

Total Liabilities	15,390	16,590

Stockholders' Equity
Preferred stock, $.001 par value; 25,000,000 shares authorized; No shares issued & outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized; 10,000,000 shares issued & outstanding	10,000	10,000
Additional paid in capital	20,000	20,000
Accumulated deficit	(40,502)	(45,101)
Total Stockholders' Equity	(10,502)	(15,101)

Total Liabilities and Stockholders' Equity	$4,888	$1,489

The accompanying notes are an integral part of the financial statements.

BUREAU OF FUGITIVE RECOVERY, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2009	Year Ended December 31, 2010

Revenues	$4,244	$15,509
Cost of revenues	3,079	8,382

Gross profit	1,165	7,127

Operating expenses:
General and administrative	37,792	10,526
	37,792	10,526

Income (loss) from operations	(36,627)	(3,399)

Other income (expense):
Interest expense	(390)	(1,200)
	(390)	(1,200)
Income (loss) before provision for income taxes	(37,017)	(4,599)

Provision for income tax	-	-

Net income (loss)	$(37,017)	$(4,599)

Net income (loss) per share (Basic and fully diluted)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	2,764,583	10,000,000

The accompanying notes are an integral part of the financial statements.

BUREAU OF FUGITIVE RECOVERY, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY

	Shares (1)	Amount No Par	Paid in Capital	Accumulated Deficit	Stock- Holders’ Equity

Balances at December 31, 2008	2,450,000	$2,450	$4,900	$(3,485)	$3,865

Compensatory stock issuances	7,550,000	7,550	15,100	-	22,650

Net income (loss) for the year	-	-	-	(37,017)	(37,017)

Balances at December 31, 2009	10,000,000	$10,000	$20,000	$(40,502)	$(10,502)

Net income (loss) for the year	-	-	-	(4,599)	(4,599)

Balances at December 31, 2010	10,000,000	$10,000	$20,000	$(45,101)	$(15,101)

(1) As retroactively restated for a 10,000 for 1 forward stock split effective February 1, 2010.

The accompanying notes are an integral part of the financial statements.

BUREAU OF FUGITIVE RECOVERY, INC.
STATEMENTS OF CASH FLOWS

	Year Ended Dec. 31, 2009	Year Ended Dec. 31, 2010
Cash Flows From Operating Activities:
Net income (loss)	$(37,017)	$(4,599)

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Accrued payables	390	1,200
Compensatory stock issuances	22,650	-
Net cash provided by (used for)operating activities	(13,977)	(3,399)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)investing activities	-	-

(Continued on Following Page)

BUREAU OF FUGITIVE RECOVERY, INC.
STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

	Year Ended Dec. 31, 2009	Year Ended Dec. 31, 2010
Cash Flows From Financing Activities:

Notes payable – borrowings	15,000	-
Net cash provided by (used for)financing activities	15,000	-

Net Increase (Decrease) In Cash	1,023	(3,399)
Cash At The Beginning Of The Period	3,865	4,888

Cash At The End Of The Period	$4,888	$1,489

Schedule of Non-Cash Investing and Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

BUREAU OF FUGITIVE RECOVERY, INC.
NOTES TO  FINANCIAL STATEMENTS
December 31, 2009 and 2010

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Bureau of Fugitive Recovery, Inc. was incorporated in the State of Colorado on April 26, 1995. The Company provides bounty hunting services for bail bond businesses. The Company may also engage in any other business permitted by law, as designated by the Board of Directors of the Company.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2009 and 2010 the Company had no balance in its allowance for doubtful accounts.

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

At December 31, 2009 and 2010 the Company had net operating loss carryforwards of approximately $14,000 and $18,000 which begin to expire in 2027. The deferred tax asset of approximately $2,700 and $3,600 in 2009 and 2010 created by the net operating losses have been offset by a 100% valuation allowance. The change in the valuation allowance in 2009 and 2010 was $1,800 and $900.

BUREAU OF FUGITIVE RECOVERY, INC.
NOTES TO  FINANCIAL STATEMENTS
December 31, 2009 and 2010

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the service price to the client is fixed or determinable, and collectability is reasonably assured.

Financial Instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying balance sheets, approximates fair value.

Long-Lived Assets

In accordance with ASC 350, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

Stock based compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

Advertising costs

Advertising costs are expensed as incurred. The Company recorded no advertising costs in 2009 and 2010.

BUREAU OF FUGITIVE RECOVERY, INC.
NOTES TO  FINANCIAL STATEMENTS
December 31, 2009 and 2010

NOTE 2. NOTES PAYABLE

At December 31, 2009 and 2010 the Company had a note payable outstanding of $15,000, bearing interest at 8% per annum, unsecured, convertible into common stock at an unspecified price, with principal and interest due in September 2010.  Ths note has been extended to September 2011.

Interest expense on the note for the years ended December 31, 2009 and 2010 was $390 and $1,200, and accrued interest related to the notes payable at end 2009 and 2010 was $390 and $1,590.

NOTE 3.  STOCKHOLDERS’ EQUITY

Common stock

The Company as of December 31, 2009 and 2010 had 100,000,000 shares of authorized common stock, $.001 par value, with 10,000,000 shares issued and outstanding.

Preferred stock

The Company as of December 31, 2009 and 2010 had 25,000,000 shares of authorized preferred stock, $.001 par value, currently undesignated as to terms and conditions, with no shares issued or outstanding.

NOTE 4.  GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit, and in all likelihood will be required to make significant future expenditures in connection with continuing marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions. By doing so, the Company hopes through increased marketing efforts to generate greater revenues from sales of its bounty hunting services. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure controls and procedures

Disclosure Controls and Procedures - Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO/CFO to allow timely decisions regarding required disclosure.

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2010, at the reasonable assurance level. We believe that our financial statements presented in this annual report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations - Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our fiscal year ended December 31, 2010, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on an assessment carried out January 6-7, 2011, management believes that, as of December 31, 2010, our internal control over financial reporting was effective.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and directors:

Name	Age	Position

Frank Ficarra	60	Chief Executive Officer, President, Chief Financial Officer, Treasurer and Director

Danielle Abrahams	36	Secretary and Director

Mark S. Cerullo	47	Director

Matt Hess	32	Director

Robert Copley	69	Director

The above listed officers and directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified.  Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors.  Officers serve at the will of the Board of Directors.

Resumes

Frank Ficarra has been our Chief Executive Officer, President, Chief Financial Officer, Treasurer and a director since March 2007.  In addition to his positions with our Company, since 2004 Mr. Ficarra has also been an officer and director of A Alpha Bail Bonds, Inc., Denver, Colorado.  He devotes approximately 20 hours per week to our affairs.

Danielle Abrahams has been our Secretary and a director of our Company since March 2007.  In addition, Ms. Abrahams has been our Office Manager since March 2007.  In addition to her positions with our Company, since July 2007 she has been an office manager with Winchester Chiropractic & Wellness Center, Centennial, Colorado.  Prior, from October 2005 through June 2007 Ms. Abrahams worked part time as an independent bookkeeper.  Ms. Abrahams received a Bachelor of Science degree in Biology from the University of Colorado–Denver in 1996 and an Associate of Animal Technology degree from Bel-Rea Institute in 1997.  She devotes approximately 10 hours per week to our affairs.

Mark S. Cerullo has been a director of our Company since March 2007.  In addition to his position with our Company, since July 2005 Mr. Cerullo has been an asset manager for OfficeScapes, Inc., Denver, Colorado.  From November 2004 through June 2005, he was the manager of Baseball University, Denver, Colorado.  Prior, he was employed for five years as the General Manger of Big “O” Tires, Denver, Colorado.  He devotes only such time as necessary to our business.

Matt Hess has been a director of our Company since March 2007.  In addition to his position with our Company, since April 2007 Mr. Hess has been employed by Qwest Communications, Denver, Colorado as a lead engineer.  Prior, from January 2007 through April 2007, he was employed by Avaya, Inc. as a support communications engineer.  From February 2006 through December 2006 he was employed by Ooma, Inc. as a senior operations engineer.  He devotes only such time as necessary to our business.

Robert Copley has been a director of our Company since March 2007.  In addition to his position with our Company, since April 2007 Mr. Copley has been self employed as a bail bondsman.  From October 2000 through April 2007 Mr. Copley was a contract bail enforcement agent.  He devotes only such time as necessary to our business.

We have elected Messrs. Ficarra and Copley as directors as a result of their extensive experience in our industry.  Ms. Abrahams was elected as a director as a result of her significant experience in our business affairs as a result of her serving as our Office Manager for in excess of three years.  Neither Messrs. Cerullo nor Hess have had any experience in our industry and were elected as directors of our Company as a result of their relationship with our principal shareholders.  Neither of the aforesaid two individuals possess any particular skill, qualification or experience that would ordinarily qualify them to serve as directors of a public company.  We believe that we are unable to attract more experienced individuals to serve as directors because we have not obtained director and officer liability insurance and do not expect to purchase the same in the future.  This may preclude our ability to attract experienced business people as officers and/or directors due to the potential liabilities that accrue to public companies.

Board Committees

As of the date of this report we do not have any committees of our Board of Directors. We expect to appoint outside Directors to serve on our Board in the near future, but as of the date of this Report we have not identified such prospective Directors.  Once appointed, we expect to form an Audit Committee, a Compensation Committee, a Corporate Governance Committee and a Nominating Committee.

Family Relationships

Frank Ficarra and Danielle Abrahams are father and daughter.  There are no other family relationships between any of our Directors or executive officers.

Conflicts of Interest

Members of our management are associated with other firms involved in a range of business activities.  Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of our Company.  Insofar as the officers and directors are engaged in other business activities, management anticipates it will devote only a minor amount of time to our affairs.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in its Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. We have nothing to report in this regard.

Code of Ethics

Our board of directors has not adopted a code of ethics but plans to do so in the future.

ITEM 11.      EXECUTIVE COMPENSATION

We have not and do not expect to pay salaries to any of our executive officers or directors until such time as we are able to secure profitability.  Our Board will convene at that time to determine an appropriate compensation package for our Directors.  However, it is not anticipated that any of our executive officers will receive material compensation in the foreseeable future.  Although no payments to Directors have been made, they may be reimbursed for actual expenses incurred for each meeting of the Board which they attend.

Employment Agreements

None of our executive officers is party to an employment agreement with us.

Stock Plan

We have not adopted any stock option or other employee plans as of the date of this report.  We may adopt such plans in the future.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table contains certain information regarding beneficial ownership of our Common Stock as of the date of this Report by (i) each person who is known by us to own beneficially more than 5% of our Common Stock, (ii) each of our officers and Directors, and (iii) all Directors and executive officers as a group. The percentages indicated below are derived from the 10,000,000 shares of Common Stock that are issued and outstanding as of the date of this report.

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percent Of Class

Common	Frank Ficarra(1) 132 West 11th Ave. Denver, CO 80204	2,650,000(2) (3)	26.5%

Common	Gabriele Family Trust (4) 132 West 11th Ave. Denver, CO 80204	2,500,000	25.0%

Common	AccessAmerica Assistive Technologies, Inc. (5) 70 Ogden #210 Denver, CO 80218	2,220,000	22.2%

Common	Robert Copley(1) 132 West 11th Ave. Denver, CO 80204	50,000	1.0%

Common	Mark S. Cerullo(1) 9425 Wickerdale Ct. Highlands Rach, CO 80130	150,000	2.0%

Common	Matt Hess(1) 22959 E. Smokey Hill Rd. #1108 Aurora, CO 80015	50,000	1.0%

Common	Danielle Abrahams (1) 21468 Tallkid Ave. Parker, CO 80138	50,000	1.0%

Common	All Officers and Directors As a Group (5 persons)	2,950,000	29.5%
_________________________
(1)	Officer and Director of our Company.
(2)
These shares are held in the name of Abrahams Family Trust.  Frank Ficarra, our President and a Director, is the Trustee of this trust and in his capacity as Trustee, controls the disposition of these shares.

(3)	Includes 150,000 shares of our Common Stock owned by Mr. Ficarra, individually.
(4)
The beneficiaries of this trust are Kamryn Abrahams, who is the emancipated daughter of Danielle Abrahams, and Joseph Ficarra, who is the son of Frank Ficarra. Frank Ficarra and Danielle Abrahams each disclaim any beneficial ownership of these shares.

(5)	The principal of this company is David Cerullo.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

We operate from our offices at 132 West 11th Ave., Denver, Colorado 80204.  This space is provided to us on a rent free basis by our President.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence

None of our current directors are deemed “independent” pursuant to SEC rules.  We anticipate appointing independent directors in the foreseeable future.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Paid to Independent Registered Public Accounting Firms

The following table presents fees for professional audit services rendered by Ronald R. Chadwick, P.C., our independent accountant, during our fiscal years ended December 31, 2010 and December 31, 2009:

	December 31, 2010	December 31, 2009
Audit Fees	$4,700	$5,400
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	_____-
Total	$4,700	$5,400

Audit Fees. Consist of amounts billed for professional services rendered for the audit of our annual financial statements included in our registration statement and this Annual Report on Form 10-K for our fiscal year ended December 31, 2010 and reviews of our interim financial statements.

Tax Fees. Consists of amounts billed for professional services rendered for tax return preparation, tax planning and tax advice.

All Other Fees. Consists of amounts billed for services other than those noted above.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included herewith:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

No.	Description	Filed With	Date

3.1	Amended and Restated Articles of Incorporation	Form S-1 Registration Statement	August 10, 2010

3.2	Bylaws	Form S-1 Registration Statement	August 10, 2010

10.1	Convertible Promissory Note and Amendment thereto	Form S-1/A1 Registration Statement	October 14, 2010

10.2	Form of Service Agreement	Form S-1/A1 Registration Statement	October 14, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

Dated: March 30, 2011	BUREAU OF FUGITIVE RECOVERY, INC. By: s/ Frank Ficarra Frank Ficarra, Chief Executive Officer, Chief Accounting Officer and Chief Financial Officer

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2011.

s/Frank Ficarra Frank Ficarra, Director
s/ Danielle Abrahams Danielle Abrahams, Director
s/ Mark S. Cerullo Mark S. Cerullo, Director
________________ Matt Hess, Director
s/ Robert Copley Robert Copley, Director