Form 10-Q
period 2011-03-31
Bureau of Fugitive Recovery Inc
filed 2011-05-13
CIK 1487782

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under the Securities Exchange Act of 1934

For Quarter Ended:  March 31, 2011

Commission File Number:  000-54165

BUREAU OF FUGITIVE RECOVERY, INC.
(Exact name of small business issuer as specified in its charter)

Colorado	84-1306078
(State of other jurisdiction of incorporation)	(IRS Employer ID No.)

132 W. 11th Avenue
Denver, Colorado 80204
(Address of principal executive offices)

(720) 266-6996
Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes ☑   No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☑  No

The number of shares of the registrant’s only class of common stock issued and outstanding as of May 10, 2011, was 10,000,000 shares.

PART I.
ITEM 1.  FINANCIAL STATEMENTS

BUREAU OF FUGITIVE RECOVERY, INC.
BALANCE SHEETS

	Dec. 31, 2010	Mar. 31, 2011
		(Unaudited)
ASSETS
Current assets
Cash	$1,489	$11,155
Total current assets	1,489	11,155

Total Assets	$1,489	$11,155

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$15,000	$15,000
Accrued interest payable	1,590	1,890
Total current liabilties	16,590	16,890

Total Liabilities	16,590	16,890

Stockholders' Equity
Preferred stock, $.001 par value;
25,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
100,000,000 shares authorized;
2,450,000 (2008) & 10,000,000 (2009 & 2010)
shares issued & outstanding	10,000	10,000
Additional paid in capital	20,000	20,000
Accumulated deficit	(45,101)	(35,735)
Total Stockholders' Equity	(15,101)	(5,735)

Total Liabilities and Stockholders' Equity	$1,489	$11,155

The accompanying notes are an integral part of the financial statements.

BUREAU OF FUGITIVE RECOVERY, INC.
STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2010	Mar. 31, 2011
	(Unaudited)	(Unaudited)

Revenues	$6,425	$29,100
Cost of revenues	3,157	2,285

Gross profit	3,268	26,815

Operating expenses:
General and administrative	6,154	17,149
	6,154	17,149

Income (loss) from operations	(2,886)	9,666

Other income (expense):
Interest expense	(300)	(300)
	(300)	(300)

Income (loss) before
provision for income taxes	(3,186)	9,366

Provision for income tax	-	-

Net income (loss)	$(3,186)	$9,366

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$0.00

Weighted average number of
common shares outstanding	10,000,000	10,000,000

The accompanying notes are an integral part of the financial statements.

BUREAU OF FUGITIVE RECOVERY, INC.
STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2010	Mar. 31, 2011
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net income (loss)	$(3,186)	$9,366

Adjustments to reconcile net income to
net cash provided by (used for)
operating activities:
Accrued payables	300	300
Compensatory stock issuances
Net cash provided by (used for)
operating activities	(2,886)	9,666

Cash Flows From Investing Activities:

Net cash provided by (used for) investing activities	-	-

(Continued On Following Page)

BUREAU OF FUGITIVE RECOVERY, INC.
STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2010	Mar. 31, 2011
	(Unaudited)	(Unaudited)

Cash Flows From Financing Activities:

Net cash provided by (used for) financing activities	-	-

Net Increase (Decrease) In Cash	(2,886)	9,666
Cash At The Beginning Of The Period	4,888	1,489

Cash At The End Of The Period	$2,002	$11,155

Schedule of Non-Cash Investing and Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

BUREAU OF FUGITIVE RECOVERY, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bureau of Fugitive Recovery, Inc. was incorporated in the State of Colorado on April 26, 1995. The Company provides bounty hunting services for bail bond businesses. The Company may also engage in any other business permitted by law, as designated by the Board of Directors of the Company.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

Property and equipment

Property and equipment are recorded at cost and depreciated under accelerated or straight line methods over each item's estimated useful life.

BUREAU OF FUGITIVE RECOVERY, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the service price to the client is fixed or determinable, and collectibility is reasonably assured.

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

Long-Lived Assets

In accordance with ASC 350, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

Overview and History

Bureau of Fugitive Recovery, Inc., (“BFR,” “we,” “our” or the “Company”) was incorporated on April 26, 1995, in the State of Colorado under the name Colorado Security Patrol Inc.  On March 12, 2007 we filed an amendment to our Articles of Incorporation changing our name to “Bureau of Fugitive Recovery, Inc.”

Our initial business was to provide a variety of security services on both a residential and commercial basis.  In March 2007, we expanded our operations to include tracking and apprehension of offenders who had failed to appear in court or had otherwise had their bond revoked, creating a liability for the person or entity that had posted the bail bond.  We recognized that we were able to avoid the significant competition that we were experiencing in the security services business, as we believed that there was no major companies engaged in the apprehension of offenders as there existed in the security services industry.  As of the date of this Report, we emphasize tracking and apprehension of offenders who had failed to appear in court or had otherwise had their bond revoked in the State of Colorado as our principal business.  We are currently considering expanding our operation into other states via acquisition.  Most of our current clients are bail bonding companies.

Our registration statement filed with the SEC became effective during 2010 and as a result we have become obligated to file reports under the Securities Exchange Act of 1934, as amended.  This is expected to increase our cost of operation, including increased professional fees.  We have elected to become a public company and list our Common Stock for trading on the OTCBB due to our management’s belief that by doing so  we will be in a better position to effectuate the acquisition of other similar companies.  We intend to issue shares of our Common Stock as consideration for these acquisitions because we do not currently have sufficient capital to effectuate this aspect of our business plan.  In addition, management also believes that as a public company we may have greater access to raising additional capital, either debt or equity, to utilize for these prospective acquisitions.  As of the date of this report we have engaged in various discussions and negotiations with prospective acquisition candidates and have entered into two letters of intent to acquire the same.  We are continuing our due diligence on these two companies as of the date of this report.  There can be no assurances that we will be successful in reaching any agreement with any third party engaged in a similar business to ours that will be amenable to being acquired.

Our executive offices are located at 132 W. 11th Avenue, Denver, Colorado 80204.  We have never been subject to any bankruptcy proceeding.

Results Of Operations

Comparison of Results of Operations for the three months ended March 31, 2011 and 2010

During our three month period ended March 31, 2011, we generated $29,100 in revenues compared to $6,425 during the three months ended March 31, 2010, an increase of $22,675.  This increase in revenues was attributable to our expanding of business services to include paralegal preparation and counseling to sureties when dealing with Notices of Bail Forfeitures, exonerations of same and remissions of paid surety bonds where applicable.  Cost of revenues during the three month period ended March 31, 2011 was $2,285, compared to $3,157 during the three month period ended March 31, 2010, a decrease of $872, which management attributes to better allocation of independent contractor services and software utilized for defendant location searches.

Our general and administrative expense during the three month period ended March 31, 2011 was $17,149, compared to $6,154 in the three month period ended March 31, 2010, an increase of $10,995.  This increase was primarily attributable to increased professional fees, including legal and accounting expense, relating to our registration statement and our status as a reporting company, as well as specialized software.   We also incurred increased interest expense of $300 during the three month periods ended March 31, 2011 and 2010.

As a result, we generated net profits of $9,366 during the three month period ended March 31, 2011 (approximately $0.00 per share), compared to a net loss of ($3,186) during the three month period ended March 31, 2010 (approximately $0.00 per share).

Liquidity and Capital Resources

As of March 31, 2011, we had cash or cash equivalents of $11,155.

Net cash used in operating activities was $9,366 during the three month period ended March 31, 2011, compared to ($3,399)  during the three month period ended March 31, 2010.  We anticipate that overhead costs in current operations will increase in the future as a result of our anticipated increased marketing activities.

Cash flows provided or used in investing activities were $0 during the three month periods ended March 31, 2011 and 2010.  Cash flows provided or used by financing activities were $0 during the three month periods ended March 31, 2011 and 2010.

At March 31, 2011 we had a note payable outstanding in the principal amount of $15,000, bearing interest at 8% per annum, unsecured, convertible into Common Stock at an unspecified price, with principal and interest due in September 2011.  This loan was extended for an additional one year period at the original terms.

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

We believe that we currently have sufficient funds available for us to continue to operate our business for the next 12 months.  However, we estimate that we will require approximately $25,000 in additional debt or equity capital to effectuate the acquisitions of symmetrical companies, as well as to meet our reporting requirements under the Securities Exchange Act of 1934, as amended.  In the event we are unable to generate sufficient capital from our operations to implement our proposed expanded business plan it is anticipated that members of our management will issue loans to us on favorable terms to allow us to meet these obligations.  In addition, we believe we will be able to raise additional equity capital in a sufficient amount as to allow us to meet our obligations. The inability to obtain sufficient funds from external sources when needed will have a material adverse effect on our results of operations and financial condition.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three month period ended March 31, 2011.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures - Our management, with the participation of our Chief Executive Officer/Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our CEO/CFO concluded that our disclosure controls and procedures were effective as of March 31, 2011, at the reasonable assurance level.  We believe that our consolidated financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations - Our management, including our Chief Executive Officer/Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the three month period ended March 31, 2011, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  [REMOVED AND RESERVED.]
ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2011.

BUREAU OF FUGITIVE RECOVERY, INC.

By:	/s/Frank Ficarra
Frank Ficarra, Chief Executive Officer, Chief
Accounting Officer and Chief Financial Officer