Form 10-Q
period 2011-06-30
Bureau of Fugitive Recovery Inc
filed 2011-08-05
CIK 1487782

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under
the Securities Exchange Act of 1934

For Quarter Ended:  June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☑ No

The number of shares of the registrant’s only class of common stock issued and outstanding as of August 5, 2011, was 10,000,000 shares.

TABLE OF CONTENTS

PART I.
FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BUREAU OF FUGITIVE RECOVERY, INC.
BALANCE SHEETS

		June 30, 2011 (Unaudited)
	Dec. 31, 2010

ASSETS

Current assets
Cash	$1,489	$3,793
Total current assets	1,489	3,793

Total Assets	$1,489	$3,793

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Notes payable	$15,000	$15,000
Accrued interest payable	1,590	2,190
Total current liabilities	16,590	17,190

Total Liabilities	16,590	17,190

Stockholders' Equity
Preferred stock, $.001 par value;
25,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
100,000,000 shares authorized;
10,000,000 shares issued & outstanding	10,000	10,000
Additional paid in capital	20,000	20,000
Accumulated deficit	(45,101)	(43,397)
Total Stockholders' Equity	(15,101)	(13,397)

Total Liabilities and Stockholders' Equity	$1,489	$3,793

The accompanying notes are an integral part of the financial statements.

BUREAU OF FUGITIVE RECOVERY, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011

Revenues	$2,000	$6,000	$8,425	$35,100
Cost of revenues	1,700	2,140	3,857	4,425

Gross profit	300	3,860	4,568	30,675

Operating expenses:
General and administrative	796	11,222	7,950	28,371
	796	11,222	7,950	28,371

Income (loss) from operations	(496)	(7,362)	(3,382)	2,304

Other income (expense):
Interest expense	(300)	(300)	(600)	(600)
	(300)	(300)	(600)	(600)

Income (loss) before
provision for income taxes	(796)	(7,662)	(3,982)	1,704

Provision for income tax	-	-	-	-

Net income (loss)	$(796)	$(7,662)	$(3,982)	$1,704

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted average number of
common shares outstanding	1,00,00,000	1,00,00,000	1,00,00,000	1,00,00,000

The accompanying notes are an integral part of the financial statements.

BUREAU OF FUGITIVE RECOVERY, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2011

Cash Flows From Operating Activities:
Net income (loss)	$(3,982)	$1,704

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Accrued payables	600	600

Net cash provided by (used for) operating activities	(3,382)	2,304

Cash Flows From Investing Activities:

Net cash provided by (used for) investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

BUREAU OF FUGITIVE RECOVERY, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Six Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2011

Cash Flows From Financing Activities:

Net cash provided by (used for) financing activities	-	-

Net Increase (Decrease) In Cash	(3,382)	2,304
Cash At The Beginning Of The Period	4,888	1,489

Cash At The End Of The Period	$1,506	$3,793

Schedule of Non-Cash Investing and Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Results Of Operations

Comparison of Results of Operations for the six months ended June 30, 2011 and 2010

During our six month period ended June 30, 2011, we generated $35,100 in revenues compared to $8,425 during the six months ended June 30, 2010, an increase of $26,675.  This increase in revenues was attributable to our expanding of business services to include paralegal preparation and counseling to sureties when dealing with Notices of Bail Forfeitures, exonerations of same and remissions of paid surety bonds where applicable.  Cost of revenues during the six month period ended June 30, 2011 was $4,425, compared to $3,857 during the six month period ended June 30, 2010, an increase of $568, which management attributes to increased revenues, as well as better allocation of independent contractor services and software utilized for defendant location searches.

Our general and administrative expense during the six month period ended June 30, 2011 was $28,371, compared to $7,950 in the six month period ended June 30, 2010, an increase of $17,376.  This increase was primarily attributable to increased professional fees, including legal and accounting expense, relating to our status as a reporting company, as well as specialized software.   We also incurred interest expense of $600 during the six month periods ended June 30, 2011 and 2010.

As a result, we generated net profits of $1,704 during the six month period ended June 30, 2011 (approximately $0.00 per share), compared to a net loss of ($3,982) during the six month period ended June 30, 2010 (approximately $0.00 per share).

Comparison of Results of Operations for the three months ended June 30, 2011 and 2010

During our three month period ended June 30, 2011, we generated $6,000 in revenues compared to $2,000 during the three months ended June 30, 2010, an increase of $4,000.  This increase in revenues was attributable to our expanding of business services to include paralegal preparation and counseling to sureties when dealing with Notices of Bail Forfeitures, exonerations of same and remissions of paid surety bonds where applicable.  Cost of revenues during the three month period ended June 30, 2011 was $2,140, compared to $1,700 during the three month period ended June 30, 2010, an increase of $440, which management attributes to increased revenues, as well as better allocation of independent contractor services and software utilized for defendant location searches.

Our general and administrative expense during the three month period ended June 30, 2011 was $11,222, compared to $796 in the three month period ended June 30, 2010, an increase of $10,426.  This increase was primarily attributable to increased professional fees, including legal and accounting expense, relating to our status as a reporting company, as well as specialized software.   We also incurred interest expense of $300 during the three month periods ended June 30, 2011 and 2010.

As a result, we incurred a net loss of ($7,662) during the three month period ended June 30, 2011 (approximately $0.00 per share), compared to a net loss of ($796) during the three month period ended June 30, 2010 (approximately $0.00 per share).

Liquidity and Capital Resources

As of June 30, 2011, we had cash or cash equivalents of $3,793.

Net cash used in operating activities was $1,704 during the six month period ended June 30, 2011, compared to ($3,982)  during the six month period ended June 30, 2010.  We anticipate that overhead costs in current operations will increase in the future as a result of our anticipated increased marketing activities.

Cash flows provided or used in investing activities were $0 during the six month periods ended June 30, 2011 and 2010.  Cash flows provided or used by financing activities were $0 during the six month periods ended June 30, 2011 and 2010.

At June 30, 2011 we had a note payable outstanding in the principal amount of $15,000, bearing interest at 8% per annum, unsecured, convertible into Common Stock at an unspecified price, with principal and interest due in September 2011.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six month period ended June 30, 2011.

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

Based on this evaluation, our CEO/CFO concluded that our disclosure controls and procedures were effective as of June 30, 2011, at the reasonable assurance level.  We believe that our consolidated financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the six month period ended June 30, 2011, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 5, 2011.

BUREAU OF FUGITIVE RECOVERY, INC.

By:	/s/ Frank Ficarra
Frank Ficarra, Chief Executive Officer, Chief
Accounting Officer and Chief Financial Officer