Form 10-Q
period 2011-09-30
Bureau of Fugitive Recovery Inc
filed 2011-11-14
CIK 1487782

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under
the Securities Exchange Act of 1934

For Quarter Ended:  September 30, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☑ No

The number of shares of the registrant’s only class of common stock issued and outstanding as of November 14, 2011, was 10,000,000 shares.

TABLE OF CONTENTS

PART I.
FINANCIAL INFORMATION

BUREAU OF FUGITIVE RECOVERY, INC.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended September 30, 2011

Bureau of Fugitive Recovery, Inc.
Financial Statements
(Unaudited)

TABLE OF CONTENTS

FINANCIAL STATEMENTS

PART I.

ITEM 1. FINANCIAL STATEMENTS

BUREAU OF FUGITIVE RECOVERY, INC.
BALANCE SHEETS
		Sept. 30, 2011
	Dec. 31, 2010	(Unaudited)

ASSETS

Current assets
Cash	$1,489	$1,283
Total current assets	1,489	1,283

Total Assets	$1,489	$1,283

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Notes payable	$15,000	$15,000
Accrued interest payable	1,590	2,490
Total current liabilties	16,590	17,490

Total Liabilities	16,590	17,490

Stockholders' Equity
Preferred stock, $.001 par value;
25,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
100,000,000 shares authorized;
10,000,000 shares issued & outstanding	10,000	10,000
Additional paid in capital	20,000	20,000
Accumulated deficit	(45,101)	(46,207)
Total Stockholders' Equity	(15,101)	(16,207)

Total Liabilities and Stockholders' Equity	$1,489	$1,283

The accompanying notes are an integral part of the financial statements.

BUREAU OF FUGITIVE RECOVERY, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010	Sept. 30, 2011

Revenues	$2,334	$7,750	$10,759	$42,850
Cost of revenues	1,225	5,000	5,082	9,425

Gross profit	1,109	2,750	5,677	33,425

Operating expenses:
General and administrative	838	5,260	8,788	33,631
	838	5,260	8,788	33,631

Income (loss) from operations	271	(2,510)	(3,111)	(206)

Other income (expense):
Interest expense	(300)	(300)	(900)	(900)
	(300)	(300)	(900)	(900)

Income (loss) before
provision for income taxes	(29)	(2,810)	(4,011)	(1,106)

Provision for income tax	-	-	-	-

Net income (loss)	$(29)	$(2,810)	$(4,011)	$(1,106)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	10,000,000	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of the financial statements.

BUREAU OF FUGITIVE RECOVERY, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months	Nine Months
	Ended	Ended
	Sept. 30, 2010	Sept. 30, 2011

Cash Flows From Operating Activities:
Net income (loss)	$(4,011)	$(1,106)

Adjustments to reconcile net income to
net cash provided by (used for)
operating activities:
Accrued payables	900	900
Net cash provided by (used for)
operating activities	(3,111)	(206)

Cash Flows From Investing Activities:

Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

BUREAU OF FUGITIVE RECOVERY, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)
	Nine Months	Nine Months
	Ended	Ended
	Sept. 30, 2010	Sept. 30, 2011

Cash Flows From Financing Activities:

Net cash provided by (used for)
financing activities	-	-

Net Increase (Decrease) In Cash	(3,111)	(206)
Cash At The Beginning Of The Period	4,888	1,489

Cash At The End Of The Period	$1,777	$1,283

Schedule of Non-Cash Investing and Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Results Of Operations

Comparison of Results of Operations for the nine months ended September 30, 2011 and 2010

During the nine month period ended September 30, 2011, we generated $42,850 in revenues, compared to $10,759 during the nine month period ended September 30, 2010, an increase of $32,091.  This increase was due to increased paralegal services relating to bond exonerations and remissions.  Cost of revenues during the nine month period ended September 30, 2011 was $9,425, compared to $5,082 during the nine month period ended September 30, 2010, an increase of $4,343, primarily as a result of increased revenues.

Our general and administrative expenses during the nine month period ending September 30, 2011 were $33,631, compared to $8,788 incurred during the nine month period ending September 30, 2010, an increase of $24,843. This increase arose as a result of increased bounty fees of $9,425, increased legal and accounting fees of $18,325 arising from our obligation to file periodic reports with the SEC and transfer agent fees of $7,750.  We also incurred increased interest expense of $900 during the nine month periods ended September 30, 2011 and 2010.

As a result, we incurred a net loss of ($1,106) during the nine month period ended September 30, 2010 (less than $0.01 per share) compared to a net loss of ($4,011) for the nine month period ended September 30, 2010 (less than $0.01 per share).

Comparison of Results of Operations for the three months ended September 30, 2011 and 2010

During our three month period ended September 30, 2011, we generated $7,750 in revenues compared to $2,334 during the three months ended September 30, 2011, an increase of $5,416.  This increase in revenues was attributable to our expanding of business services to include paralegal preparation and counseling to sureties when dealing with Notices of Bail Forfeitures, exonerations of same and remissions of paid surety bonds where applicable.  Cost of revenues during the three month period ended September 30, 2011 was $5,000, compared to $1,225 during the three month period ended September 30, 2011, an increase of $3,775, which management attributes to increased revenues, as well as better allocation of independent contractor services and software utilized for defendant location searches.

Our general and administrative expense during the three month period ended September 30, 2011 was $5,260, compared to $838 in the three month period ended September 30, 2011, an increase of $4M422.  This increase was primarily attributable to increased professional fees, including legal and accounting expense relating to our status as a reporting company, as well as specialized software.   We also incurred interest expense of $300 during the three month periods ended September 30, 2011 and 2010.

As a result, we incurred a net loss of ($2,810) during the three month period ended September 30, 2011 (less than $0.01 per share), compared to a net loss of ($29) during the three month period ended September 30, 2011 (less than $0.01 per share).

Liquidity and Capital Resources

As of September 30, 2011, we had cash or cash equivalents of $1,283.

Net cash used in operating activities was $206 during the nine month period ended September 30, 2011, compared to $3,111 during the nine month period ended September 30, 2011.  We anticipate that overhead costs in current operations will increase in the future as a result of our anticipated increased marketing activities.

Cash flows provided or used in investing activities were $0 during the nine month periods ended September 30, 2011 and 2010.  Cash flows provided or used by financing activities were $0 during the nine month periods ended September 30, 2011 and 2010.

At September 30, 2011 we had a note payable outstanding in the principal amount of $15,000, bearing interest at 8% per annum, unsecured, convertible into Common Stock at an unspecified price, with principal and interest due in September 2012.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine month period ended September 30, 2011.

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

Based on this evaluation, our CEO/CFO concluded that our disclosure controls and procedures were effective as of September 30, 2011, at the reasonable assurance level.  We believe that our consolidated financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the nine month period ended September 30, 2011, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  [Removed and reserved.]

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit No.	Description

10.3	Amended Promissory Note

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2011.

BUREAU OF FUGITIVE RECOVERY, INC.

By:	/s/ Frank Ficarra
Frank Ficarra, Chief Executive Officer, Chief
Accounting Officer and Chief Financial Officer