Form 10-K
period 2011-12-31
Bureau of Fugitive Recovery Inc
filed 2012-03-15
CIK 1487782

FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 2011

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-K
______________

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if asmaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☑

The aggregate market value of the shares of voting stock held by non-affiliates of the Registrant as of March 14, 2012 was $0.

As of March 14, 2012, the Registrant had 10,000,000 shares of Common Stock issued and outstanding.

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

On August 10, 2010, we filed a registration statement on Form S-1 with the US Securities and Exchange Commission wherein we proposed to register an aggregate of 2,350,000 shares of our Common Stock previously issued in private offerings we had conducted since inception.  Our registration statement became effective on November 23, 2010.  On February 2, 2012, we filed a post-effective amendment to update our corporate and financial information.  The post-effective amendment was declared effective on February 3, 2012.

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

Depending upon the nature of the acquisition, including the financial condition of the acquisition company, as a reporting company under the 34 Act it may be necessary for such acquisition candidate to provide independent audited financial statements.  If so required, we will not acquire any entity that cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction.  If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the 34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of our present management.  If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse us for all costs associated with the proposed transaction.

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

ITEM 1A.    RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

We operate from our offices at 132 West 11th Ave., Denver, Colorado 80204.  This space is provided to us on a rent-free basis by our President.  Management believes that this space will meet our needs for the foreseeable future.  However, if we are successful in acquiring companies similar to ours over the next 12 months we anticipate that we will need additional office space if the geographic location of the acquisition candidate is significantly distant from our current location.

ITEM 3.      LEGAL PROCEEDINGS

To the best of our management’s knowledge and belief, there are no claims that have been brought against us nor have there been any claims threatened.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Item 5(a)

a)  Market Information.  The Company began trading publicly on the NASD Over the Counter Bulletin Board on December 8, 2010 under the symbol "BRFG".

b)  Holders.  At February 29, 2012, there were approximately 47 shareholders of the Company.

c)  Dividends.  Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors.  No dividends on our common stock have ever been paid, and we do not anticipate that dividends will be paid on our common stock in the foreseeable future.

d)  Securities authorized for issuance under equity compensation plans.  No securities are authorized for issuance by the Company under equity compensation plans.

e)  Performance graph.  Not applicable.

f)  Sale of unregistered securities.   In the past two fiscal years, we have not issued any unregistered securities.

Item 5(b)  Use of Proceeds.  Not applicable.

Item 5(c)  Purchases of Equity Securities by the issuer and affiliated purchasers.  Not applicable

ITEM 6.     SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

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

Results Of Operations

Comparison of Results of Operations for the fiscal years ended December 31, 2011 and 2010

During our fiscal year ended December 31, 2011, we generated $46,850 in revenues compared to $15,509 during our fiscal year ended December 31, 2010, an increase of $31,341.  This increase in revenues was attributable to our expanding of business services to include paralegal preparation and counseling to sureties when dealing with Notices of Bail Forfeitures, exonerations of same and remissions of paid surety bonds where applicable.  Cost of revenues during our fiscal year ended December 31, 2011 was $4,425, compared to $8,382 for our fiscal year ended December 31, 2010, an decrease of $3,957, which management attributes to the acquisition of computer programs implemented for more effective management of time resources of contracted individuals providing bail enforcement services.

Our general and administrative expense during our fiscal year ended December 31, 2011 was $43,315, compared to $10,526 during our fiscal year ended December 31, 2010, an increase of $32,789.  This increase was primarily attributable to professional fees we incurred in 2010 relating to the filing of our registration statement with the SEC.  We also incurred interest expense of $1,200 during our fiscal year ended December 31, 2011 and 2010.

As a result, we generated a net loss of ($2,090) during our fiscal year ended December 31, 2011 (approximately $0.00 per share), compared to a net loss of ($4,599) during our fiscal year ended December 31, 2010 (approximately $0.00 per share).

Liquidity and Capital Resources

As of December 31, 2011, we had cash or cash equivalents of $599.

Net cash used in operating activities was ($890) during our fiscal year ended December 31, 2011, compared to ($3,399) during our fiscal year ended December 31, 2010.  We anticipate that overhead costs in current operations will increase in the future as a result of our anticipated increased marketing activities.

Cash flows provided or used in investing activities were $0 during our fiscal years ended December 31, 2011 and 2010.  Cash flows provided or used by financing activities were $0 during our fiscal year ended December 31, 2011 and 2010.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during our fiscal year ended December 31, 2011.

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
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Bureau of Fugitive Recovery, Inc.
Denver, Colorado

I have audited the accompanying balance sheets of Bureau of Fugitive Recovery, Inc. as of December 31, 2010 and 2011, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bureau of Fugitive Recovery, Inc. as of December 31, 2010 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado	Ronald R. Chadwick, P.C.
February 24, 2012	RONALD R. CHADWICK, P.C.

BUREAU OF FUGITIVE RECOVERY, INC.
BALANCE SHEETS

	Dec. 31, 2010	Dec. 31, 2011

ASSETS
Current assets
Cash	$1,489	$599
Total current assets	1,489	599

Total Assets	$1,489	$599

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Notes payable	$15,000	$15,000
Accrued interest payable	1,590	2,790
Total current liabilties	16,590	17,790

Total Liabilities	16,590	17,790

Stockholders' Equity
Preferred stock, $.001 par value;
25,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
100,000,000 shares authorized;
10,000,000 shares issued & outstanding	10,000	10,000
Additional paid in capital	20,000	20,000
Accumulated deficit	(45,101)	(47,191)
Total Stockholders' Equity	(15,101)	(17,191)

Total Liabilities and Stockholders' Equity	$1,489	$599

The accompanying notes are an integral part of the financial statements

BUREAU OF FUGITIVE RECOVERY, INC.
STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	Dec. 31, 2010	Dec. 31, 2011

Revenues	$15,509	$46,850
Cost of revenues	8,382	4,425

Gross profit	7,127	42,425

Operating expenses:
General and administrative	10,526	43,315
	10,526	43,315

Income (loss) from operations	(3,399)	(890)

Other income (expense):
Interest expense	(1,200)	(1,200)
	(1,200)	(1,200)

Income (loss) before
provision for income taxes	(4,599)	(2,090)

Provision for income tax	-	-

Net income (loss)	$(4,599)	$(2,090)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	10,000,000	10,000,000

The accompanying notes are an integral part of the financial statements

BUREAU OF FUGITIVE RECOVERY, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares (1)	Amount No Par	Paid in Capital	Accumulated Deficit	Stock- holders' Equity

Balances at December 31, 2009	10,000,000	$10,000	$20,000	$(40,502)	$(10,502)

Net income (loss) for the year				(4,599)	(4,599)

Balances at December 31, 2010	10,000,000	$10,000	$20,000	$(45,101)	$(15,101)

Net income (loss) for the year				(2,090)	(2,090)

Balances at December 31, 2011	10,000,000	$10,000	$20,000	$(47,191)	$(17,191)
_________
(1) As retroactively restated for a 10,000 for 1 forward stock split effective February 1, 2010

The accompanying notes are an integral part of the financial statements.

BUREAU OF FUGITIVE RECOVERY, INC.
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	Dec. 31, 2010	Dec. 31, 2011
Cash Flows From Operating Activities:
Net income (loss)	$(4,599)	$(2,090)

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Accrued payables	1,200	1,200
Compensatory stock issuances	-	-
Net cash provided by (used for)
operating activities	(3,399)	(890)

Cash Flows From Investing Activities:

Net cash provided by (used for)
investing activities	-	-

Cash Flows From Financing Activities:
Notes payable - borrowings	-	-
Net cash provided by (used for)
financing activities	-	-

Net Increase (Decrease) In Cash	(3,399)	(890)
Cash At The Beginning Of The Period	4,888	1,489

Cash At The End Of The Period	$1,489	$599

Schedule of Non-Cash Investing and Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

BUREAU OF FUGITIVE RECOVERY, INC.
NOTES TO  FINANCIAL STATEMENTS
December 31, 2010 and 2011

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2010 and 2011 the Company had no balance in its allowance for doubtful accounts.

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

At December 31, 2010 and 2011 the Company had net operating loss carryforwards of approximately $18,000 and $20,000 which begin to expire in 2027. The deferred tax asset of approximately $3,600 and $4,000 in 2010 and 2011 created by the net operating losses have been offset by a 100% valuation allowance. The change in the valuation allowance in 2010 and 2011 was $900 and $400.

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

Advertising costs

Advertising costs are expensed as incurred. The Company recorded no advertising costs in 2010 and 2011.

NOTE 2. NOTES PAYABLE

At December 31, 2010 and 2011 the Company had a note payable outstanding of $15,000, bearing interest at 8% per annum, unsecured, convertible into common stock at an unspecified price, with principal and interest due in September 2011.

Interest expense on the note for the years ended December 31, 2010 and 2011 was $1,200 each year, and accrued interest related to the notes payable at end 2010 and 2011 was $1,590 and $2,790.

NOTE 3.  STOCKHOLDERS’ EQUITY

Common stock

The Company as of December 31, 2010 and 2011 had 100,000,000 shares of authorized common stock, $.001 par value, with 10,000,000 shares issued and outstanding.

Preferred stock

The Company as of December 31, 2010 and 2011 had 25,000,000 shares of authorized preferred stock, $.001 par value, currently undesignated as to terms and conditions, with no shares issued or outstanding.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure controls and procedures

Disclosure Controls and Procedures - Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.

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

Based on this evaluation, our CEO/CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2011, at the reasonable assurance level. We believe that our financial statements presented in this annual report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations - Our management, including our CEO/CFO, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our fiscal year ended December 31, 2011, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

●
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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission .

Management believes that, as of December 31, 2011, our internal control over financial reporting was effective.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and directors:

Name	Age	Position

Jay Kelman	60	Chief Executive Officer, Chief Accounting Officer, Chief Financial Officer, and Director

Danielle Abrahams	36	Secretary and Director

Mark S. Cerullo	47	Director

Matt Hess	32	Director

Robert Copley	69	Director

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

Resumes

Jay Kelman has been our chief executive officer, chief accounting officer, chief financial officer and director since January 1, 2012.  Prior to his retirement five years ago, Mr. Kelman worked as a pharmaceutical representative for Gordon Associates in New York.  Mr. Kelman received a Masters of Science degree from Boston University and a Bachelor of Science degree from University of Southern California.  He devotes approximately 20 hours per week to our affairs.

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

We have appointed Mr. Kelman as an officer and director as a result of his extensive background in sales and business.   We have elected Mr. Copley as a director as a result of his extensive experience in our industry.  Ms. Abrahams was elected as a director as a result of her significant experience in our business affairs as a result of her serving as our Office Manager for in excess of three years.  Neither Messrs. Cerullo nor Hess have had any experience in our industry and were elected as directors of our Company as a result of their relationship with our principal shareholders.  Neither of the aforesaid two individuals possess any particular skill, qualification or experience that would ordinarily qualify them to serve as directors of a public company.  We believe that we are unable to attract more experienced individuals to serve as directors because we have not obtained director and officer liability insurance and do not expect to purchase the same in the future.  This may preclude our ability to attract experienced business people as officers and/or directors due to the potential liabilities that accrue to public companies.

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

Family Relationships

There are no family relationships between any of our directors or executive officers.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and persons owning more than ten percent of the common stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission. Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in its Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years.   We have nothing to report in this regard.

Code of Ethics

Our board of directors has not adopted a code of ethics but plans to do so in the future.

ITEM 11.   EXECUTIVE COMPENSATION

We have not and do not expect to pay salaries to any of our executive officers or directors until such time as we are able to secure profitability.  Our board will convene at that time to determine an appropriate compensation package for our directors.  However, it is not anticipated that any of our executive officers will receive material compensation in the foreseeable future.  Although no payments to directors have been made, they may be reimbursed for actual expenses incurred for each meeting of the board that they attend.

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

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percent Of Class

Common	Jay Kelman (1) 1114 Acoma St., #16 Denver, CO 80204	0	0.0%

Common	Gabriele Family Trust (2) 132 West 11th Ave. Denver, CO 80204	2,500,000	25.0%

Common	AccessAmerica Assistive Technologies, Inc. (3) 70 Ogden #210 Denver, CO 80218	2,220,000	22.2%

Common	Robert Copley(1) 132 West 11th Ave. Denver, CO 80204	50,000	1.0%

Common	Mark S. Cerullo(1) 9425 Wickerdale Ct. Highlands Rach, CO 80130	150,000	2.0%

Common	Matt Hess(1) 22959 E. Smokey Hill Rd. #1108 Aurora, CO 80015	50,000	1.0%

Common	Danielle Abrahams (1) 21468 Tallkid Ave. Parker, CO 80138	50,000	1.0%

Common	All Officers and Directors As a Group (5 persons)	2,950,000	29.5%

Other 5% shareholders

Common	Frank Ficarra(4) 132 West 11th Ave. Denver, CO 80204	2,650,000	(5) (6)	26.5%
____________

(1)	Officer and director of our Company.
(2)
The beneficiaries of this trust are Kamryn Abrahams, who is the emancipated daughter of Danielle Abrahams, and Joseph Ficarra, who is the son of Frank Ficarra. Frank Ficarra and Danielle Abrahams each disclaim any beneficial ownership of these shares.

(3)	The principal of this company is David Cerullo.
(4)	Former officer and director of our Company
(5)	These common shares are held in the name of Abrahams Family Trust. Frank Ficarra, our former president and a director, is the trustee of this trust and in his capacity as trustee, controls the disposition of these shares.
(6)	Includes 150,000 common shares owned by Mr. Ficarra, individually.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

We operate from our offices at 132 West 11th Ave., Denver, Colorado 80204.  This space is provided to us on a rent free basis by our former president.

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

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Paid to Independent Registered Public Accounting Firms

The following table presents fees for professional audit services rendered by Ronald R. Chadwick, P.C., our independent accountant, during our fiscal years ended December 31, 2011 and December 31, 2010:

	December 31, 2011	December 31, 2010
Audit Fees	$3,757	$4,700
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$3,757	$4,700

Audit Fees. Consist of amounts billed for professional services rendered for the audit of our annual financial statements included in our registration statement and this Annual Report on Form 10-K for our fiscal year ended December 31, 2011 and reviews of our interim financial statements.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included herewith:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

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

BUREAU OF FUGITIVE RECOVERY, INC.

Dated: March 15, 2012	By:	/s/ Jay Kelman
Jay Kelman
Chief Executive Officer, Chief Financial Officer

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2011.

Signature	Title	Date

s/ Jay Kelman	Director	March 15, 2012
Jay Kelman

s/ Danielle Abrahams	Director	March 15, 2012
Danielle Abrahams

s/ Mark S. Cerullo	Director	March 15, 2012
Mark S. Cerullo

s/ Matt Hess	Director	March 15, 2012
Matt Hess

s/ Robert Copley	Director	March 15, 2012
Robert Copley