Form 10-Q
period 2012-03-31
Bureau of Fugitive Recovery Inc
filed 2012-05-07
CIK 1487782

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2012

-OR-

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to ________

Commission File Number 000-54165

Bureau of Fugitive Recovery, Inc.
(Exact name of Registrant in its charter)

Colorado	84-1306078
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

132 W. 11th Avenue
Denver, Colorado 80204
(Address of principal executive offices)

Registrant's Telephone Number, Including Area Code:	(720) 266-6996

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of the registrant's common stock, May 2, 2012:  Common Stock – 10,000,000

BUREAU OF FUGITIVE RECOVERY, INC.
FORM 10-Q
INDEX

PART 1 – FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	11
Item 1A. Risk Factors	11
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3. Defaults Upon Senior Securities	11
Item 4. Mine Safety Disclosures	11
Item 5. Other Information	11
Item 6. Exhibits	11

SIGNATURES	12

BUREAU OF FUGITIVE RECOVERY, INC.
BALANCE SHEETS

		Mar. 31, 2012
	Dec. 31, 2011	(Unaudited)

ASSETS

Current assets
Cash	$599	$400
Total current assets	599	400

Total Assets	$599	$400

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Notes payable	$15,000	$15,000
Accrued interest payable	2,790	3,090
Related party payable	-	3,500
Total current liabilties	17,790	21,590

Total Liabilities	17,790	21,590

Stockholders' Equity
Preferred stock, $.001 par value;
25,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
100,000,000 shares authorized;
10,000,000 shares issued & outstanding	10,000	10,000
Additional paid in capital	20,000	20,000
Accumulated deficit	(47,191)	(51,190)
Total Stockholders' Equity	(17,191)	(21,190)

Total Liabilities and Stockholders' Equity	$599	$400

The accompanying notes are an integral part of the financial statements.

BUREAU OF FUGITIVE RECOVERY, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2011	Mar. 31, 2012

Revenues	$29,100	$-
Cost of revenues	2,285	-

Gross profit	26,815	-

Operating expenses:
General and administrative	17,149	3,699
	17,149	3,699

Income (loss) from operations	9,666	(3,699)

Other income (expense):
Interest expense	(300)	(300)
	(300)	(300)

Income (loss) before
provision for income taxes	9,366	(3,999)

Provision for income tax	-	-

Net income (loss)	$9,366	$(3,999)

Net income (loss) per share
(Basic and fully diluted)	$0.00	$(0.00)

Weighted average number of
common shares outstanding	10,000,000	10,000,000

The accompanying notes are an integral part of the financial statements.

BUREAU OF FUGITIVE RECOVERY, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2011	Mar. 31, 2011

Cash Flows From Operating Activities:
Net income (loss)	$9,366	$(3,999)

Adjustments to reconcile net income to
net cash provided by (used for)
operating activities:
Accrued payables	300	300
Related party payables	-	3,500
Net cash provided by (used for)
operating activities	9,666	(199)

Cash Flows From Investing Activities:

Net cash provided by (used for)
investing activities	-	-
Cash Flows From Financing Activities:

Net cash provided by (used for)
financing activities	-	-

Net Increase (Decrease) In Cash	9,666	(199)
Cash At The Beginning Of The Period	1,489	599

Cash At The End Of The Period	$11,155	$400

Schedule of Non-Cash Investing and Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

BUREAU OF FUGITIVE RECOVERY, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are currently not aware of any trends that are reasonably likely to have a material impact on our liquidity.  Our current cash balance is estimated to be insufficient to fund our current operations for two months.

We have not received any significant revenues in 2012.  As of March 31, 2012, we had a cash balance of $400.  As a result of our limited working capital, we have had to limit our operations.  Until we are able to raise additional funds to pursue our business plan and generate material revenues, our activities will be restricted.

As of May 2, 2012, the Company determined that it would explore additional business opportunities that are divergent from its current business line.  As a result, the Company’s historical business may be discontinued due to such reevaluation, among other reasons.  The Company has entered into informal non-binding confidential discussions with several companies concerning possible business acquisition opportunities.  However, there exist no agreements or understandings as to any such opportunities as of the date of this current report.

Liquidity and Capital Resources
For the three months ended March 31, 2011 and 2012, we did not pursue any investing activities.

For the three months ended March 31, 2011 and 2012, we did not pursue any financing activities.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.  Our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company.

Results of Operations
For the three months ended March 31, 2012, we did not have any revenues.  We had general and administrative expenses of $3,699 and an interest expense of $300.  As a result, we had net loss of $3,999 for the three months ended March 31, 2012.

For the three months ended March 31, 2011, we had revenues of $29,100.  The cost of those revenues was $2,285, resulting in a gross profit of $26,815.  We had general and administrative expenses of $17,149 and interest expense of $300.  As a result, we had net income of $9,366 for the three months ended March 31, 2011.

We did not have any revenues for the three months ended March 31, 2012 due to decreased operations.  Our other expenses were kept lower as a result of the decreased operations.

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

Off-Balance Sheet Arrangements
The registrant had no material off-balance sheet arrangements as of March 31, 2012.

Critical Accounting Policies and Estimates
Management's discussion and analysis of its financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses and the valuation of our assets and contingencies.  We believe our estimates and assumptions to be reasonable under the circumstances.  However, actual results could differ from those estimates under different assumptions or conditions. Our financial statements are based on the assumption that we will continue as a going concern.  If we are unable to continue as a going concern we would experience additional losses from the write-down of assets.

New Accounting Pronouncements
The registrant has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the registrant.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During the three months ended March 31, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2012.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of March 31, 2012 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
              None

Item 1A.  Risk Factors
              Not applicable for smaller reporting companies

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
              None

Item 3.   Defaults Upon Senior Securities.
              None

Item 4.   Mine Safety Disclosures
              Not applicable

Item 5.   Other Information
              None

Item 6.   Exhibits

    Exhibit 31* - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    Exhibit 32* - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
    Exhibit 101.INS**  XBRL Instance Document
    Exhibit 101.SCH**  XBRL Taxonomy Extension Schema Document
    Exhibit 101.CAL**  XBRL Taxonomy Extension Calculation Linkbase Document
    Exhibit 101.DEF**  XBRL Taxonomy Extension Definition Linkbase Document
    Exhibit 101.LAB**  XBRL Taxonomy Extension Label Linkbase Document
    Exhibit 101.PRE**  XBRL Taxonomy Extension Presentation Linkbase Document
*  Filed herewith
**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 2, 2012

BUREAU OF FUGITIVE RECOVERY, INC.

By: /s/Jay Kelman
Jay Kelman
Chief Executive Officer
Chief Financial Officer