Form 10-Q
period 2012-06-30
Bureau of Fugitive Recovery Inc
filed 2012-08-14
CIK 1487782

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2012

-OR-

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to ________

Commission File Number 000-54165

Reven Housing REIT, Inc.
(Exact name of Registrant in its charter)

Colorado	84-1306078
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7911 Herschel  Avenue, Suite 201
La Jolla, CA 92037
(Address of principal executive offices)

Registrant's Telephone Number, Including Area Code:	(720) 266-6996

Bureau of Fugitive Recovery, Inc.
(Former name or former address, if changed since last report)

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of the registrant's common stock, as of August 13, 2012:  8,350,000

REVEN HOUSING REIT, INC.
FORM 10-Q
INDEX

PART I – FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	10
Item 1A. Risk Factors	10
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10
Item 3. Defaults Upon Senior Securities	11
Item 4. Mine Safety Disclosures	11
Item 5. Other Information	11
Item 6. Exhibits	11

SIGNATURES	11

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements.

BUREAU OF FUGITIVE RECOVERY, INC.
BALANCE SHEETS

		June 30, 2012
	Dec. 31, 2011	(Unaudited)

ASSETS

Current assets
Cash	$599	$1,234
Total current assets	599	1,234

Total Assets	$599	$1,234

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Notes payable	$15,000	$15,000
Accrued payables	2,790	3,590
Related party payable	-	3,500
Total current liabilities	17,790	22,090

Total Liabilities	17,790	22,090

Stockholders' Equity
Preferred stock, $.001 par value;
25,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
100,000,000 shares authorized;
10,000,000 shares issued & outstanding	10,000	10,000
Additional paid in capital	20,000	20,000
Accumulated deficit	(47,191)	(50,856)
Total Stockholders' Equity	(17,191)	(20,856)

Total Liabilities and Stockholders' Equity	$599	$1,234

The accompanying notes are an integral part of the financial statements.

BUREAU OF FUGITIVE RECOVERY, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012

Revenues	$6,000	$1,000	$35,100	$1,000
Cost of revenues	2,140	-	4,425	-

Gross profit	3,860	1,000	30,675	1,000

Operating expenses:
General and administrative	11,222	666	28,371	4,365
	11,222	666	28,371	4,365

Income (loss) from operations	(7,362)	334	2,304	(3,365)

Other income (expense):
Interest expense	(300)	-	(600)	(300)
	(300)	-	(600)	(300)

Income (loss) before
provision for income taxes	(7,662)	334	1,704	(3,665)

Provision for income tax	-	-	-	-

Net income (loss)	$(7,662)	$334	$1,704	$(3,665)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	10,000,000	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of the financial statements.

BUREAU OF FUGITIVE RECOVERY, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2012

Cash Flows From Operating Activities:
Net income (loss)	$1,704	$(3,665)

Adjustments to reconcile net income to
net cash provided by (used for)
operating activities:
Accrued payables	600	800
Related party payables	-	3,500
Net cash provided by (used for)
operating activities	2,304	635

Cash Flows From Investing Activities:

Net cash provided by (used for)
investing activities	-	-
Cash Flows From Financing Activities:

Net cash provided by (used for)
financing activities	-	-

Net Increase (Decrease) In Cash	2,304	635
Cash At The Beginning Of The Period	1,489	599

Cash At The End Of The Period	$3,793	$1,234

Schedule of Non-Cash Investing and Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

BUREAU OF FUGITIVE RECOVERY, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bureau of Fugitive Recovery, Inc. was incorporated in the State of Colorado on April 26, 1995. The Company through June 30, 2012 provided bounty hunting services for bail bond businesses.

There was a change of control for the Company when on July 2, 2012; Chad M. Carpenter purchased an aggregate of 5,999,300 shares of the outstanding common stock of the Company from certain of the Company’s shareholders in a private transaction. As consideration for the shares, Mr. Carpenter paid a total purchase price of $128,605 from his personal funds. In connection with the transaction, an aggregate of 1,650,000 shares of the Company’s outstanding common stock were returned to treasury for cancellation. Immediately upon the closing of the transaction, Mr. Carpenter became the majority shareholder of the Company and beneficially owned stock representing 71.8 percent of the outstanding voting shares of the Company.

The Company is now engaged in a new business and in the process of formerly changing its name to “Reven Housing REIT, Inc.”.  The Company intends to acquire portfolios of occupied and rented single-family houses throughout the United States in accordance with its new business plan. The Company’s business plan involves (i) acquiring portfolios of rented houses from investors; and (ii) receiving current income from profits from rentals and future profits from appreciation in value.

To carry out its business plan, the Company will need to seek additional funding. The Company is currently in the process of reviewing potential opportunities to purchase portfolios of rented houses in its target markets across the United States and is seeking additional investment opportunities. As of the date of this report, the Company has not purchased any assets or raised additional equity capital.

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

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

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

Subsequent Event- Bridge Financing

On July 2, 2012, the Company issued convertible promissory notes to four accredited investors in the aggregate principal amount of $52,789 (the “Notes”). The maturity date of the Notes is July 2, 2013, and the Notes bear interest at a rate of 10 percent per annum payable in full on the maturity date. In the event the Company consummates a financing in which it issues securities prior to the maturity date, the Notes may be exchanged by the holders thereof for such securities of the Company at the same price and on the same terms and conditions being offered to the other investors in such financing, and the principal and accrued interest under the Notes will be applied towards the purchase price of such security. The Notes may be prepaid in whole or in part at the Company’s option without penalty.  Proceeds from the Notes were utilized to fund payables and operations of the Company.

Chad M. Carpenter, the new President, Chief Executive Officer, Chief Financial Officer and a member of our board of directors, is one of the investors in the Notes. The Company issued a Note in the principal amount of $26,395 to Mr. Carpenter prior to Mr. Carpenter joining the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company has significantly changed its business operations upon its recent change of control event.  On July 2, 2012, Chad M. Carpenter purchased an aggregate of 5,999,300 shares of the outstanding common stock of the Company from certain of the Company’s shareholders in a private transaction. As consideration for the shares, Mr. Carpenter paid a total purchase price of $128,605 from his personal funds. In connection with the transaction, an aggregate of 1,650,000 shares of the Company’s outstanding common stock were returned to treasury for cancellation. Immediately upon the closing of the transaction, Mr. Carpenter became the majority shareholder of the Company and beneficially owns stock representing 71.8 percent of the outstanding voting shares of the Company.

As a result of the above change in control and management, The Company is now pursuing a new business. The Company intends to acquire portfolios of occupied and rented single-family houses throughout the United States in accordance with its new business plan. The Company’s business plan involves (i) acquiring portfolios of rented houses from investors; and (ii) receiving current income from profits from rentals and benefitting from future value appreciation.

As of the date of this report, the Company has not made any acquisitions and has minimal assets and liquidity. To carry out its business plan, the Company will need to seek additional funding. The Company is currently in the process of reviewing potential opportunities to purchase portfolios of rented houses in its target markets across the United Sates and is seeking additional investment opportunities.

Liquidity and Capital Resources

The Company has not received any significant revenues in 2012.  As of June 30, 2012, the cash balance was $1,234.  As a result of our limited working capital, we have had to limit our operations.  Until we are able to raise additional funds to pursue our business plan and generate material revenues, our activities will be restricted.

For the six months ended June 30, 2011 and 2012, the Company did not pursue any investing activities.

For the six months ended June 30, 2011 and 2012, the Company did not pursue any financing activities.

However, on July 2, 2012, the Company issued convertible promissory notes to four accredited investors in the aggregate principal amount of $52,789 (the “Notes”). The maturity date of the Notes is July 2, 2013, and the Notes bear interest at a rate of 10 percent per annum payable in full on the maturity date. In the event the Company consummates a financing in which it issues securities prior to the maturity date, the Notes may be exchanged by the holders thereof for such securities of the Company at the same price and on the same terms and conditions being offered to the other investors in such financing, and the principal and accrued interest under the Notes will be applied towards the purchase price of such security. The Notes may be prepaid in whole or in part at the Company’s option without penalty. Proceeds of the Notes were utilized to pay Company obligations and expenses.

Chad M. Carpenter, the new President, Chief Executive Officer, Chief Financial Officer and a member of our board of directors, is one of the investors in the Notes. The Company issued a Note in the principal amount of $26,395 to Mr. Carpenter prior to Mr. Carpenter joining the Company.

We currently have no other agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit, stock offerings or any other sources.

The Company’s ability to become a viable entity is dependent on its ability to raise future debt and equity capital to utilize to purchase assets under its new business plan or to fund its ongoing operations. Our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company.

Results of Operations

For the six months ended June 30, 2012, the Company had total revenues of $1,000.  General and administrative expenses were $4,365 and interest expense of $300.  As a result, we had net loss of $3,665 for the six months ended June 30, 2012.

For the six months ended June 30, 2011, the Company had revenues of $35,100.  The cost of those revenues was $4,425, resulting in a gross profit of $30,675.  The Company incurred general and administrative expenses of $28,371 and interest expense of $600.  As a result, the Company had net income of $1,704 for the six months ended June 30, 2011.

Operations over the past six months were significantly less than prior periods due to a decline in operations and a focus on developing a new viable business plan.

Going Concern

The Company has suffered losses from operations and has a working capital deficit, and stockholders' deficit.  The Company in all likelihood will be required to make significant future expenditures in connection with its new business plan of acquiring portfolios of rental homes along with incurring general and administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern should the Company not be successful in raising new capital.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions. By doing so, the Company hopes to generate revenues from the rental of its future acquired residential home portfolios. Management believes that actions presently being taken to obtain additional funding will provide the opportunity for the Company to continue as a going concern.

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of June 30, 2012.

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

This information contained in this report contains forward-looking statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events and similar expressions. Forward-looking statements may be identified by use of words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” or “potential” or similar words or phrases which are predictions of or indicate future events or trends. Statements such as those concerning potential acquisition activity, investment objectives, strategies, opportunities, other plans and objectives for future operations or economic performance are based on the Company’s current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties, including the Company’s lack of (i) any real estate investment properties to date, (ii) any agreements or understandings concerning the Company’s acquisition of real estate investment properties and (iii) the capital required to acquire any such properties. Any of these statements could prove to be inaccurate and actual events or investments and results of operations could differ materially from those expressed or implied. To the extent that the Company’s assumptions differ from actual results, the Company’s ability to meet such forward-looking statements, including its ability to invest in a diversified portfolio of quality real estate investments, may be significantly and negatively impacted. You are cautioned not to place undue reliance on any forward-looking statements and the Company disclaims any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” defined in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

Item 4.  Controls and Procedures.

During the three months ended June 30, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2012.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded such controls and procedures to be effective as of June 30, 2012 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

We are currently not a party to any pending legal proceeding. From time to time, we may receive claims of and become subject to routine litigation that is incidental to the business.

Item 1A.  Risk Factors.

As a "smaller reporting company" defined in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.   Defaults Upon Senior Securities.

Not applicable.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

Not applicable.

Item 6.   Exhibits.

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
**To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2012

REVEN HOUSING REIT, INC.

By: /s/ Chad M. Carpenter
Chad M. Carpenter,
President, Chief Executive Officer and
Chief Financial Officer