Form 10-Q/A
period 2012-06-30
Reven Housing REIT, Inc.
filed 2012-09-13
CIK 1487782

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

☒ Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2012

-OR-

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to ________

Commission File Number 000-54165

Reven Housing REIT, Inc.

(Exact name of Registrant in its charter)

Colorado	84-1306078
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7911 Herschel Avenue, Suite 201

La Jolla, CA 92037

(Address of principal executive offices)

Registrant's Telephone Number, Including Area Code:	(858) 459-4000

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of the registrant's common stock, as of August 14, 2012:  8,350,000

Explanatory Note: The sole purpose of this Amendment to Reven Housing REIT, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q”), is to provide the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language) to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the financial statements and related notes from the Form 10-Q formatted in XBRL. No other changes have been made to the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

    Exhibit 101.CAL**  XBRL Taxonomy Extension Calculation Linkbase Document

    Exhibit 101.DEF**  XBRL Taxonomy Extension Definition Linkbase Document

    Exhibit 101.LAB**  XBRL Taxonomy Extension Label Linkbase Document

    Exhibit 101.PRE**  XBRL Taxonomy Extension Presentation Linkbase Document

*These exhibits were previously included or incorporated by reference in Reven Housing REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012.

**Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 13, 2012

REVEN HOUSING REIT, INC.

By: /s/ Chad M. Carpenter

Chad M. Carpenter,

President, Chief Executive Officer and

Chief Financial Officer