Form 10-Q
period 2012-09-30
Reven Housing REIT, Inc.
filed 2012-11-07
CIK 1487782

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2012

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

Not Applicable
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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of the registrant's common stock, as of November 7, 2012:  8,350,000

REVEN HOUSING REIT, INC.

FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

REVEN HOUSING REIT, INC.

BALANCE SHEETS

		Sept. 30, 2012
	Dec. 31, 2011	(Unaudited)

ASSETS

Current assets
Cash	$599	$224
Total current assets	599	224

Total Assets	$599	$224

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Notes payable- Shareholders	$15,000	$52,789
Accrued payables	2,790	1,302
Related party advance	-	151,874
Total current liabilities	17,790	205,965

Total Liabilities	17,790	205,965

Stockholders' Equity
Preferred stock, $.001 par value;
25,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
100,000,000 shares authorized;
8,350,000 shares issued & outstanding	10,000	8,350
Additional paid in capital	20,000	21,650
Accumulated deficit	(47,191)	(235,741)
Total Stockholders' Equity	(17,191)	(205,741)

Total Liabilities and Stockholders' Equity	$599	$224

The accompanying notes are an integral part of the financial statements.

REVEN HOUSING REIT, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011	Sept. 30, 2012

Revenues	$7,750	$-	$42,850	$1,000
Cost of revenues	5,000	-	9,425	-

Gross profit	2,750	-	33,425	1,000

Operating expenses:
Legal and Accounting	5,100	114,875	18,325	118,875
General and administrative	160	68,708	15,306	69,074
	5,260	183,583	33,631	187,949

Income (loss) from operations	(2,510)	(183,583)	(206)	(186,949)

Other income (expense):
Interest expense	(300)	(1,302)	(900)	(1,601)
	(300)	(1,302)	(900)	(1,601)

Income (loss) before
provision for income taxes	(2,810)	(184,885)	(1,106)	(188,550)

Provision for income tax	-	-	-	-

Net income (loss)	$(2,810)	$(184,885)	$(1,106)	$(188,550)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	10,000,000	8,350,000	10,000,000	8,350,000

The accompanying notes are an integral part of the financial statements.

REVEN HOUSING REIT, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	Sept. 30, 2011	Sept. 30, 2012

Cash Flows From Operating Activities:
Net income (loss)	$(1,106)	$(188,550)

Adjustments to reconcile net income to
net cash provided by (used for)
operating activities:
Notes payable- Shareholders	-	37,789
Accrued payables	900	(1,488)
Related party advances	-	151,874
Net cash provided by (used for)
operating activities	(206)	(375)

Cash Flows From Investing Activities:

Net cash provided by (used for)
investing activities	-	-
Cash Flows From Financing Activities:

Net cash provided by (used for)
financing activities	-	-

Net Increase (Decrease) In Cash	(206)	(375)
Cash At The Beginning Of The Period	1,489	599

Cash At The End Of The Period	$1,283	$224

Schedule of Non-Cash Investing and Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$2,790
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

REVEN HOUSING REIT, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reven Housing REIT, Inc (formerly known as Bureau of Fugitive Recovery, Inc.) was incorporated in the State of Colorado on April 26, 1995. The Company through June 30, 2012 provided bounty hunting services for bail bond businesses.

A change of control of the Company occurred on July 2, 2012 when Chad M. Carpenter purchased an aggregate of 5,999,300 shares of the outstanding common stock of the Company from certain of the Company’s shareholders in a private transaction. As consideration for the shares, Mr. Carpenter paid a total purchase price of $128,605 from his personal funds. In connection with the transaction, an aggregate of 1,650,000 shares of the Company’s outstanding common stock were returned to treasury for cancellation. Immediately upon the closing of the transaction, Mr. Carpenter became the majority shareholder of the Company and beneficially owned stock representing 71.8 percent of the outstanding voting shares of the Company.

The Company is now engaged in a new business and had changed its name from the Bureau of Fugitive Recovery, Inc. to “Reven Housing REIT, Inc.”. The Company intends to acquire portfolios of occupied and rented single-family houses throughout the United States in accordance with its new business plan. The Company’s business plan involves (i) acquiring portfolios of rented houses from investors; and (ii) receiving current income from profits from rentals and future profits from appreciation in value.

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

Chad M. Carpenter, our current President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board, is one of the investors in the Notes. The Company issued a Note in the principal amount of $26,395 to Mr. Carpenter prior to Mr. Carpenter joining the Company.

On October 18, 2012, the above notes and accrued interest were converted into new convertible promissory notes with a due date of December 31, 2013, or upon the Company raising $5 million of equity capital.

Subsequent Event- Note Financing

On October 18, 2012, the Company issued additional convertible promissory notes to five accredited investors in the aggregate principal amount of $500,000. The maturity date for these notes is the earlier of December 31, 2013, or upon the Company raising $5 million of equity capital. The notes bear interest at a rate of 10 percent per annum payable in full on the maturity date. Upon the Company successfully raising additional capital, the Notes may be exchanged by the holders thereof for such securities of the Company at the same price and on the same terms and conditions being offered to the other investors in such financing, and the principal and accrued interest under the Notes will be applied towards the purchase price of such security. The Notes may be prepaid in whole or in part at the Company’s option without penalty. Proceeds from the Notes will be utilized for property acquisitions and to fund payables and operations of the Company.

Chad M. Carpenter was one of the individuals investing in this new note round and the Company issued a note for $225,000 to Mr. Carpenter in exchange for his additional investment.

Additionally the Notes issued on July 2, 2012 bearing a principal balance of $52,789, were cancelled and exchanged, along with the accrued interest due, for new notes bearing terms identical to the $500,000 note round explained above.

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

As a result of the above change in control and management, the Company is now engaged in a new business. The Company intends to acquire portfolios of occupied and rented single-family houses throughout the United States in accordance with its new business plan. The Company’s business plan involves (i) acquiring portfolios of rented houses from investors; and (ii) receiving current income from profits from rentals and benefitting from future value appreciation.

As of the date of this report, the Company has not made any acquisitions and has minimal assets and liquidity. To carry out its business plan, the Company will need to seek additional funding. The Company is currently in the process of pursuing potential transactions to purchase portfolios of rented houses in its target markets across the United States and is seeking additional equity and debt capital in order to fund these acquisitions.

Liquidity and Capital Resources

The Company has not received any significant revenues in 2012.  As of September 30, 2012, the cash balance was $224.  Operations have been funded by advances from Mr. Carpenter and his affiliated entities. As a result of our limited working capital, we have had to limit our operations.  Until we are able to raise additional funds to pursue our business plan and generate material revenues, our activities will be restricted.

For the nine months ended September 30, 2011, the Company did not pursue any investing activities. This was also the case for the first six months of 2012, however the Company has been pursuing new portfolio acquisitions in the quarter ending September 30, 2012. The Company did not however close a transaction during the period.

For the nine months ended September 30, 2011, the Company did not pursue any financing activities. This was also the case for the first six months of 2012, however the Company has been actively pursuing new sources of debt and equity in the quarter ending September 30, 2012. The Company is actively pursuing a private placement of approximately $25,000,000 of common stock and additionally has been pursuing short term debt in order to fund its operations and to provide capital for acquisitions.

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

Chad M. Carpenter, our current President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board, is one of the investors in the Notes. The Company issued a Note in the principal amount of $26,395 to Mr. Carpenter prior to Mr. Carpenter joining the Company.

On October 18, 2012, the Company issued additional convertible promissory notes to five accredited investors in the aggregate principal amount of $500,000. The maturity date for these notes is the earlier of December 31, 2013, or upon the Company raising $5 million of equity capital. The notes bear interest at a rate of 10 percent per annum payable in full on the maturity date. Upon the Company successfully raising additional capital, the Notes may be exchanged by the holders thereof for such securities of the Company at the same price and on the same terms and conditions being offered to the other investors in such financing, and the principal and accrued interest under the Notes will be applied towards the purchase price of such security. The Notes may be prepaid in whole or in part at the Company’s option without penalty. Proceeds from the Notes will be utilized for property acquisitions and to fund payables and operations of the Company.

Chad M. Carpenter was one of the individuals investing in this new note round and the Company issued a note for $225,000 to Mr. Carpenter in exchange for his additional investment.

Additionally the Notes issued on July 2, 2012 bearing a principal balance of $52,789, were cancelled and exchanged, along with the accrued interest due, for new notes bearing terms identical to the $500,000 note round explained above.

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

Results of Operations

For the nine months ended September 30, 2012, the Company had total revenues of $1,000.  Legal and accounting expenses totaled $118,875, general and administrative expenses were $69,074 and interest expense was $1,601.  As a result, the Company had net loss of $188,550 for the nine months ended September 30, 2012.

For the nine months ended September 30, 2011, the Company had revenues of $42,850.  The cost of those revenues was $9,425, resulting in a gross profit of $33,425.  The Company incurred legal and accounting expenses of $18,325, general and administrative expenses of $15,306, and interest expense of $900.  As a result, the Company had a net loss of $1,106 for the nine months ended September 30, 2011.

Operating results have decreased significantly and expenses have increased over the past three months due to the Company’s decline in operations and a focus on developing a new viable business plan along with the costs necessary to restructure the Company’s operations and prepare for the Company’s planned expansion of operations and ongoing capital search.

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

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of September 30, 2012.

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

Item 4.  Controls and Procedures.

During the three months ended September 30, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2012.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded such controls and procedures to be effective as of September 30, 2012 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 3.   Defaults Upon Senior Securities.

Not applicable.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

Not applicable.

Item 6.   Exhibits.

Exhibit No.	Description	Method of Filing

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

10.1	Form of Convertible Promissory Note issued by the Company on July 2, 2012.	Filed as an Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on July 9, 2012

10.2	Letter Agreement dated July 24, 2012.	Filed as an Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on July 26, 2012

10.3	2012 Incentive Compensation Plan	Filed as an Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on September 5, 2012

101.INS*	XBRL Instance Document	Filed electronically herewith

101.SCH*	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

* Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 7, 2012

REVEN HOUSING REIT, INC. By: /s/ Chad M. Carpenter Chad M. Carpenter, President, Chief Executive Officer and Chief Financial Officer

