Form 10-Q
period 2013-03-31
Reven Housing REIT, Inc.
filed 2013-05-14
CIK 1487782

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2013

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of the registrant's common stock, as of May 14, 2013:  8,350,000

REVEN HOUSING REIT, INC.

FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2012 and March 31, 2013

	2012 (Audited)	2013 (Unaudited)

ASSETS

Cash	$5,763	$8,504
Advance to property manager	3,375	7,195
Deferred stock issuance costs	50,000	50,000
Residential homes, net of accumulated depreciation
of $1,400 in 2012 and $5,600 in 2013	342,010	601,238

Total Assets	$401,148	$666,937

LIABILITIES AND STOCKHOLDERS' DEFICIT

Convertible notes payable - officer, net of debt discount
of $123,430 and $261,302, respectively	$128,746	$390,874
Convertible notes payable, net of debt discount
of $122,364 and $140,232, respectively	127,635	209,768
Convertible notes payable - shareholders, net of debt discount
of $25,539 and $20,906, respectively	26,638	31,271
Accounts payable and accrued expenses	119,978	135,680
Accrued interest and security deposits	14,770	44,912
Related party advance	266,877	79,201

Total Liabilities	684,644	891,709

Commitments and contingencies

Stockholders' Deficit
Preferred stock, $.001 par value;
25,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
100,000,000 shares authorized; 8,350,000 shares issued and outstanding	8,350	8,350
Additional paid-in capital	349,513	641,433
Accumulated deficit	(641,359)	(874,555)
Total Stockholders' Deficit	(283,496)	(224,772)

Total Liabilities and Stockholders' Deficit	$401,148	$666,937

The accompanying notes are an integral part of the condensed consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2012 and 2013 (Unaudited)

	2012	2013

Rental income	$-	$20,273

Operating expenses:
Rental expenses	-	7,996
Legal and accounting	-	43,661
General and administrative	-	30,856
Interest expense	-	166,756
Depreciation expense	-	4,200

	-	253,469

Loss from continuing operations	-	(233,196)

(Loss) income from discontinued operations, net of taxes	(3,999)	-

Net loss	$(3,999)	$(233,196)

Net loss per share from continuing operations
(Basic and fully diluted)	$-	$(0.03)

Net loss per share from discontinued operations
(Basic and fully diluted)	$-	$-

Weighted average number of
common shares outstanding	10,000,000	8,350,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2012 and 2013 (Unaudited)

	2012	2013

Cash Flows From Operating Activities:
Net loss	$(3,999)	$(233,196)
Net loss (income) from discontinued operations	3,999	-
Adjustments to reconcile net loss to
net cash used for operating activities:
Amortization of debt discount	-	140,814
Depreciation expense	-	4,200
Changes in operating assets and liabilities:
Advance to property manager	-	(3,820)
Accrued expenses, accrued interest and security deposits		45,844
Related party advances	-	(187,673)

Net cash used for operating activities - continuing operations	-	(233,831)
Net cash (used for) provided by operating activities - discontinued operations	(199)	-
Net cash used for operating activities	(199)	(233,831)

Cash Flows From Investing Activities:
Acquisition of residential homes	-	(263,428)
Net cash used for
investing activities	-	(263,428)

Cash Flows From Financing Activities:
Proceeds from convertible notes payable	-	500,000
Net cash provided by
financing activities	-	500,000

Net (Decrease) Increase In Cash	(199)	2,741
Cash at the Beginning of the Period	599	5,763

Cash at the End of the Period	$400	$8,504

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Debt discount for allocation of proceeds to warrants and beneficial conversion feature of debt	$-	$291,920

Supplemental Disclosure:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reven Housing REIT, Inc. and Subsidiary (the “Company”) (formerly known as Bureau of Fugitive Recovery, Inc.) was incorporated in the State of Colorado on April 26, 1995. The Company provided bounty hunting services for bail bond businesses through July 2, 2012.

A change of control of the Company occurred on July 2, 2012 when Chad M. Carpenter purchased an aggregate of 5,999,300 shares of the outstanding common stock of the Company from certain of the Company’s stockholders in a private transaction. As consideration for the shares, Mr. Carpenter paid a total purchase price of $128,605 in cash from his personal funds. In connection with the transaction, an aggregate of 1,650,000 shares of the Company’s outstanding common stock were returned to treasury for cancellation. Immediately upon the closing of the transaction, Mr. Carpenter became the majority shareholder and Chief Executive Officer of the Company and beneficially owned stock representing 71.8 percent of the outstanding voting shares of the Company.

The Company is now engaged in a new business and has formerly changed its name from Bureau of Fugitive Recovery, Inc. to “Reven Housing REIT, Inc.” The Company intends to acquire portfolios of occupied and rented single-family houses throughout the United States in accordance with its new business plan. The Company’s business plan involves (i) acquiring portfolios of rented houses from investors; and (ii) receiving income from rental property activity and future profits from sale of rental property at appreciated values.

Discontinued Operations

On July 2, 2012, the Company discontinued operations related to the Bureau of Fugitive Recovery, Inc. upon Chad M. Carpenter becoming the majority shareholder of the Company. Accordingly, the former operations are classified as discontinued operations in the accompanying condensed consolidated statements of operations.

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

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of managment, all adjustments (which include only normal recurring adjustments except as noted in management’s discussion and analysis of financial condition and results of operations) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2012 Annual Report on Form 10-K, filed March 29, 2013. The results of operations for the quarter ended March 31, 2013, are not necessarily indicative of the operating results for the full year.

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

Advances to Property Manager

Advances to property manager represent the amount of security deposits and net rental funds which are held by the property manager on behalf of the Company.

Deferred Stock Issuance Costs

Deferred stock issuance costs represent amounts paid for consulting services in conjunction with the anticipated raising of additional capital to be performed within one year.

Warrant Issuance and Note Conversion Feature

The Company accounts for the proceeds from the issuance of convertible notes payable with detachable stock purchase warrants and embedded conversion features in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options. Under FASB ASC 470-20, the proceeds from the issuance of a debt instrument with detachable stock purchase warrants shall be allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. The portion of the proceeds allocated to the warrants is accounted for as additional paid-in capital and the remaining proceeds are allocated to the debt instrument which resulted in a discount to debt which is amortized and charged as interest expense over the term of the note agreement. Additionally, pursuant to FASB ASC 470-20, the intrinsic value of the embedded conversion feature of the convertible notes payable is included in the discount to debt and amortized and charged to interest expense over the life of the note agreement.

Revenue Recognition

Property is leased under rental agreements of varying terms (generally one year) and revenue is recognized over the lease term on a straight-line basis.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740, Income Taxes. Under FASB ASC 740, deferred taxes are provided on a liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company accounts for uncertain tax positions in accordance with FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FASB ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2012 and March 31, 2013, the Company does not have a liability for unrecognized tax uncertainties. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2012 and March 31, 2013, the Company has no interest or penalties related to uncertain tax positions.

Incentive Compensation Plan

During 2012, the Company established the 2012 Incentive Compensation Plan (“2012 Plan”). The 2012 Plan allows for the grant of options and other awards representing up to 5,002,500 shares of the Company’s common stock. Such awards may be granted to officers, directors, employees, consultants and other persons who provide services to the Company or any related entity. Under the 2012 Plan, options may be granted at an exercise price greater than or equal to the market value at the date of the grant, for owners of 10% or more of the voting shares, at an exercise price of not less than 110% of the market value. Awards are exercisable over a period of time as determined by a committee designated by the Board of Directors, but in no event longer than ten years. No awards have been granted as of March 31, 2013.

Net Loss Per Share

Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share. As of March 31, 2012 and 2013 there were no shares that are potentially dilutive.

Financial Instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying condensed consolidated balance sheets, approximates fair value.

Security Deposits

Security deposits represent amounts deposited by tenants at the inception of the lease.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and reported amounts of expenses for the periods presented. Accordingly, actual results could differ from those estimates. Significant estimates include assumptions used to value warrants and conversion features associated with convertible notes payable (Note 3). Further, significant estimates include assumptions used to determine the allocation of purchase prices of property acquisitions (Note 1).

Property Acquisitions

The Company accounts for its acquisitions of real estate in accordance with FASB ASC 805, Accounting for Business Combinations, Goodwill, and Other Intangible Assets, which requires the purchase price of acquired properties be allocated to the acquired tangible assets and liabilities, consisting of land, building, and identified intangible assets, consisting of the value of above-market and below-market leases, the value of in-place leases, unamortized lease origination costs and security deposits, based in each case on their fair values.

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

The total value allocable to intangible assets acquired, which consists of unamortized lease origination costs and in-place leases (including an above-market or below-market component of an acquired in-place lease), are allocated based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of the existing business relationships with the tenant, growth prospects for developing new business with the tenant, the remaining term of the lease and the tenant’s credit quality, among other factors. As of December 31, 2012 and March 31, 2013, management has determined that no value is required to be allocated to intangible assets, as the leases assumed are short-term with values that are insignificant.

NOTE 2. RESIDENTIAL HOMES, NET

Reven Housing Georgia, LLC (a wholly owned subsidiary of Reven Housing REIT, Inc.) completed the acquisition of nine residential homes (the “Homes”). The nine Homes are located in various cities in Georgia, consisting of approximately 12,989 rentable square feet and are located on approximately 2.35 acres of land. Five of these Homes were purchased in 2012 and the remaining four Homes were purchased on January 10, 2013. The Homes are 100% leased on short-term leases expiring on various dates through December 31, 2013.

In accordance with ASC 805, the Company allocated the purchase price of the properties as follows:

			Total
		Residential	Purchase
	Land	Homes	Price
5242 Station Circle, Norcross Georgia	$13,631	$55,559	$69,190
615 Cowan Road Covington, Georgia	14,010	56,348	70,358
110 Bear Run Ct Palmetto, Georgia	12,874	52,530	65,404
7220 Little Fawn Parkway Palmetto, Georgia	12,874	52,530	65,404
4860 Lost Colony Stone Mountain, Georgia	13,631	55,559	69,190
1740 Camden Forrest Trail Riverdale, Georgia	13,252	54,044	67,296
11352 Michelle Way Hampton, Georgia	12,874	52,530	65,404
205 Highgate Trail, Covington, Georgia	13,252	54,044	67,296
924 Lake Terrace Drive, Stone Mountain, Georgia	13,252	54,044	67,296

	$119,650	$487,188	$606,838

Residential homes purchased by the Company are recorded at cost. The Homes are depreciated over the estimated useful lives using the straight-line method for financial reporting purposes. The estimated useful life for the residential homes is estimated to be 27.5 years.

NOTE 3. CONVERTIBLE NOTES PAYABLE

The Company has issued convertible promissory notes (the “Notes”) to certain accredited investors, shareholders, and officers in the aggregate principal amount of $1,054,352. Of this total, $500,000 was issued on January 3, 2013 in order to fund the four additional residential homes purchased in January and to pay operating expenses. The maturity date for the Notes is the earlier of December 31, 2013, or upon the Company raising $5 million or more of equity capital. The Notes bear interest at a rate of 10 percent per annum payable in full on the maturity date and are unsecured. Upon the Company successfully raising additional capital, the Notes may be exchanged by the holders for such securities of the Company at the same price and on the same terms and conditions being offered to the other investors in such financing, and the principal and accrued interest under the Notes will be applied towards the purchase price of such security. The Notes may be prepaid in whole or in part at the Company’s option without penalty.

Of the total Notes, $652,176 have been issued to an officer, $350,000 have been issued to accredited investors, and $52,177 to shareholders.

Warrant Issuance and Note Conversion Feature

In connection with the issuance of the above Notes, the Company also issued to the investors 5-year detachable warrants exercisable for shares of the Company’s common stock (the “Warrants”). The exercise price of the Warrants will be the same as the price per share of the equity securities sold to investors in the qualified equity financing and each Warrant provides for 100% warrant coverage on the principal amount of the related Note.

The fair value of the Warrants and debt beneficial conversion feature were determined using the Monte-Carlo simulation valuation model that uses assumptions for expected volatility, expected dividends, and the risk-free interest rate. Expected volatilities are based on weighted averages of the selected peer group of thirteen companies as the Company has no trading history and are estimated over the expected term of the warrants. The risk-free rate is based on the U.S. Treasury yield curve at the date of issuance for the period of the expected term. Accordingly, the fair value of the proceeds attributable to Warrants of $309,892 and the debt beneficial conversion feature of $309,891 totaling $619,783, have been recorded as an increase in additional paid-in capital and as a corresponding discount to the convertible notes payable. Upon the issuance of the additional $500,000 of convertible notes payable on January 3, 2013 mentioned above, $291,920 of this increase in additional paid-in capital and corresponding debt discount was recorded. The discount is being amortized over the term of the convertible notes payable using the interest method. Amortization of the discount amounted to $140,814 and is included in interest expense on the condensed consolidated statements of operations for the three months ended March 31, 2013.

A summary of the assumptions used to value the warrants and beneficial conversion feature are as follows:

Risk -free interest rate	0.77%
Expected stock volatility	47%
Time to expiration (years)	5
Fair value of common stock	$1.00
Expected dividends	$0.00

NOTE 4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At December 31, 2012 and March 31, 2013 accounts payable and accrued expenses consisted of the following:

	2012	2013

Accounts payable	$-	$19,351
Accrued legal fees	119,978	116,329

	$119,978	$135,680

NOTE 5. INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and expected carry-forwards are available to reduce taxable income. The Company records a valuation allowance when, in the opinion of management, it is more likely than not, the Company will not realize some or all deferred tax assets. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance equal to the deferred tax asset. At December 31, 2012, the Company had federal net operating loss carry-forwards of approximately $538,000. The federal tax loss carry-forwards will begin to expire in 2026 and 2019, respectively, unless previously utilized.

NOTE 6. RELATED PARTY TRANSACTIONS

At December 31, 2012, the Company had convertible notes payable outstanding to Chad M. Carpenter of $252,176. At March 31, 2013, the Company had convertible notes payable outstanding to Chad M. Carpenter and Reven Capital, LLC, an entity wholly owned by Mr. Carpenter, in the amount of $652,176, as described more fully in Note 3.

At December 31, 2012 and March 31, 2013, the Company had convertible notes payable outstanding to certain other shareholders of the Company in the amount of $52,177.

At December 31, 2012 and March 31, 2013, the Company owed Reven Capital, LLC $266,877 and $79,204, respectively, for advances made for operating expenses. The advances are due on demand, unsecured and are non-interest bearing. The Company sub-leases office space on a month-to-month basis from Reven Capital, LLC. Reven Capital, LLC is wholly-owned by Chad M. Carpenter. Amounts paid to Reven Capital, LLC during the three months ended March 31, 2013 amounted to $225,169.

For the year ended December 31, 2012, the Company paid $50,000 for consulting services to a company in which a Board of Director member of the Company is the Senior Managing Principal which is included in deferred stock issuance costs on the accompanying condensed consolidated balance sheet as of December 31, 2012 and March 31, 2013. Additionally, in conjunction with the consulting services agreement, the Company is obligated to pay an amount equal to five percent of any funds raised attributable to the efforts of this company.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Property Management Agreement

The Company has entered into a property management agreement with HomeSpot Property Management in which the Company will pay six percent of gross rental receipts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information contained in this report contains forward-looking statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events and similar expressions. Forward-looking statements may be identified by use of words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” or “potential” or similar words or phrases which are predictions of or indicate future events or trends. Statements such as those concerning potential acquisition activity, investment objectives, strategies, opportunities, other plans and objectives for future operations or economic performance are based on the Company’s current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties, including the Company’s ability to successfully (i) acquire real estate investment properties in the future, (ii) to execute future agreements or understandings concerning the Company’s acquisition of real estate investment properties and (iii) raise the capital required to acquire any such properties. Any of these statements could prove to be inaccurate and actual events or investments and results of operations could differ materially from those expressed or implied. To the extent that the Company’s assumptions differ from actual results, the Company’s ability to meet such forward-looking statements, including its ability to invest in a diversified portfolio of quality real estate investments, may be significantly and negatively impacted. You are cautioned not to place undue reliance on any forward-looking statements and the Company disclaims any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, future events or other changes.

In 2012, the Company significantly changed its business operations upon a change of control event. On July 2, 2012, Chad M. Carpenter purchased an aggregate of 5,999,300 shares of the outstanding common stock of the Company from certain of the Company’s stockholders in a private transaction. As consideration for the shares, Mr. Carpenter paid a total purchase price of $128,605 in cash from his personal funds. In connection with the transaction, an aggregate of 1,650,000 shares of the Company’s outstanding common stock were returned to treasury for cancellation. Immediately upon the closing of the transaction, Mr. Carpenter became the majority shareholder and Chief Executive Officer of the Company and beneficially owned stock representing 71.8 percent of the outstanding voting shares of the Company.

As a result of the above change in control and management, the Company then commenced pursuing a new business. The Company is now engaged in the acquisition of portfolios of occupied and rented single-family houses throughout the United States in accordance with its new business plan. The Company’s business plan involves (i) acquiring portfolios of rented houses from investors; and (ii) receiving income from rental property activity and future profits from sale of rental property at appreciated values.

In November 2012, the Company made its first acquisition of 5 rental homes. Four additional homes were purchased under the same contract in January 2013. To carry out its business plan, the Company will need to seek additional funding. The Company is currently in the process of pursuing potential transactions to purchase portfolios of rented houses in its target markets across the United States and is seeking additional equity and debt capital in order to fund these acquisitions. There can be no assurance that such capital will be available on favorable terms or at all or that any additional capital that the Company is able to obtain will be sufficient to meet its needs.

The Company intends to take all necessary steps to qualify as a REIT under the Code. However, no assurance can be given that the Company will qualify or remain qualified as a REIT.

Liquidity and Capital Resources

During the three months ended March 31, 2013, the Company collected gross rental income from its home acquisitions of $20,273 and had rental expenses of $7,996 resulting in net proceeds of $12,277. However the Company incurred legal, accounting, and administration expenses that significantly exceeded these net proceeds. After repaying advances to affiliates, the Company used $233,831 of cash for operations for the three months ended March 31, 2013.

During the three months ended March 31, 2013, the Company acquired four additional rental homes at a cost of $263,428. The Company’s operating and acquisition activity was funded primarily by the issuance of an additional $500,000 of convertible notes payable. Reven Capital, LLC, an entity wholly owned by Chad Carpenter, funded $400,000 of the additional convertible notes. As of March 31, 2013, the cash balance was $8,504.  As a result of the Company’s limited working capital, operations have been limited.  Until additional funds are raised in order to pursue the Company’s business plan and generate material revenues, activities will be restricted.

For the three months ended March 31, 2012, the Company had limited operations from its discontinued operations and did not complete any investing activities or financing activities.

The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit, stock offerings or any other sources.

The Company’s ability to become a viable entity is dependent on its ability to raise future debt and equity capital in order to purchase assets under its new business plan or to fund its ongoing operations. The Company’s inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Results of Operations

For the three months ended March 31, 2013, the Company had total rental income of $20,273. Rental expenses were $7,996. Legal and accounting expenses totaled $43,661, and general and administrative expenses were $30,856. Interest expense was $166,756, with $25,942 representing accrued interest on the convertible notes payable, and $140,814 represented amortization of discount on the convertible notes payable. Depreciation expense totaled $4,200. As a result, the Company had a net loss of $233,196 for the three months ended March 31, 2013. We intend to keep expenses as low as possible for the remainder of the fiscal year until we are able to obtain financing.

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

Off Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” defined in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

Item 4.  Controls and Procedures.

During the three months ended March 31, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief executive officer and Chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2013.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded such controls and procedures to be effective as of March 31, 2013 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 3.   Defaults Upon Senior Securities.

Not applicable.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

Not applicable.

Item 6.   Exhibits.

Exhibit No.	Description	Incorporated by reference herein

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	Form of Convertible Promissory Note issued by the Company on January 3, 2013.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 8, 2013

10.2	Form of Warrant issued by the Company on January 3, 2013.	Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on January 8, 2013

10.3	Third Amendment to Real Estate Purchase and Sale Agreement with WRI Capital Group II LLC (Atlanta, Georgia).	Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 11, 2013

10.4	Employment Agreement between the Company and Chad M. Carpenter dated March 4, 2013.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 5, 2013
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

‡ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2013	REVEN HOUSING REIT, INC.

/s/ Chad M. Carpenter
Chad M. Carpenter,
President, Chief Executive Officer and
Chief Financial Officer

