Form 10-Q
period 2013-06-30
Reven Housing REIT, Inc.
filed 2013-08-14
CIK 1487782

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2013

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

The number of outstanding shares of the registrant's common stock, as of August 14, 2013:  8,350,000

REVEN HOUSING REIT, INC.
FORM 10-Q

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2012 and June 30, 2013

	2012	2013
	(Audited)	(Unaudited)
ASSETS

Cash	$5,763	$1,093
Advance to property manager	3,375	11,950
Deferred stock issuance costs	50,000	50,000
Residential homes, net of accumulated depreciation of $1,400 in 2012 and $9,800 in 2013	342,010	597,038
Total Assets	$401,148	$660,081

LIABILITIES AND STOCKHOLDERS' DEFICIT

Convertible notes payable - officer, net of debt discount of $123,430 in 2012 and $174,201 in 2013	$128,746	$477,975
Convertible notes payable, net of debt discount of $122,364 in 2012 and $93,488 in 2013	127,635	256,512
Convertible notes payable- shareholders, net of debt discount of $25,539 in 2012 and $13,936 in 2013	26,638	38,240
Accounts payable and accrued expenses	119,978	149,758
Accrued interest and security deposits	14,770	71,271
Related party advance	266,877	169,760

Total Liabilities	684,644	1,163,516

Commitments and contingencies

Stockholders' Deficit
Preferred stock, $.001 par value; 25,000,000 shares authorized; No shares issued & outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized; 8,350,000 shares issued and outstanding	8,350	8,350
Additional paid-in capital	349,513	641,433
Accumulated deficit	(641,359)	(1,153,218)
Total Stockholders' Deficit	(283,496)	(503,435)

Total Liabilities and Stockholders' Deficit	$401,148	$660,081

The accompanying notes are an integral part of the condensed consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2012 and 2013 (Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2013	2012	2013
Rental income	$-	$21,350	$-	$41,623

Operating expenses:
Rental expenses	-	5,744	-	13,740
Legal and accounting	-	49,214	-	92,876
General and administrative	-	73,607	-	104,538
Interest expense	-	26,359	-	52,301
Amortization of discount on notes payable	-	140,814	-	281,628
Depreciation expense	-	4,200	-	8,400
	-	299,938	-	553,483

Loss from continuing operations	-	(278,588)	-	(511,860)

Income (loss) from discontinued operations, net of taxes	334	-	(3,365)	-

Net income (loss)	$334	$(278,588)	$(3,365)	$(511,860)

Net loss per share from continuing operations
(Basic and fully diluted)	$0.00	$(0.03)	$(0.00)	$(0.06)

Net loss per share from discontinued operations
(Basic and fully diluted)	$0.00	$-	$(0.00)	$-

Weighted average number of common shares outstanding	10,000,000	8,350,000	10,000,000	8,350,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2012 and 2013 (Unaudited)

	2012	2013
Cash Flows From Operating Activities:
Net loss	$-	$(511,860)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization of debt discount	-	281,628
Depreciation expense	-	8,400
Changes in operating assets and liabilities:
Advance to property manager	-	(8,575)
Accounts payable, accrued expenses, accrued interest and security deposits		86,282
Related party advances	-	(97,117)

Net cash used for operating activities - continuing operations	-	(241,242)
Net cash provided by operating activities - discontinued operations	635	-

Net cash provided by (used for) operating activities	635	(241,242)

Cash Flows From Investing Activities:
Acquisition of residential homes	-	(263,428)
Net cash used for investing activities	-	(263,428)

Cash Flows From Financing Activities:
Proceeds from convertible notes payable	-	500,000
Net cash provided by financing activities	-	500,000

Net Increase (Decrease) In Cash	635	(4,670)
Cash at the Beginning of the Period	599	5,763

Cash at the End of the Period	$1,234	$1,093

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Debt discount for allocation of proceeds to warrants and beneficial conversion feature of debt	$-	$291,920

Supplemental Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

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

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments except as noted in management's discussion and analysis of financial condition and results of operations) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2012 Annual Report on Form 10-K, filed March 29, 2013. The results of operations for the quarter and six months ended June 30, 2013, are not necessarily indicative of the operating results for the full year.

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

The Company accounts for uncertain tax positions in accordance with FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FASB ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2012 and June 30, 2013, the Company does not have a liability for unrecognized tax uncertainties. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2012 and June 30, 2013, the Company has no interest or penalties related to uncertain tax positions.

Incentive Compensation Plan

During 2012, the Company established the 2012 Incentive Compensation Plan (“2012 Plan”). The 2012 Plan allows for the grant of options and other awards representing up to 5,002,500 shares of the Company’s common stock. Such awards may be granted to officers, directors, employees, consultants and other persons who provide services to the Company or any related entity. Under the 2012 Plan, options may be granted at an exercise price greater than or equal to the market value at the date of the grant, for owners of 10% or more of the voting shares, at an exercise price of not less than 110% of the market value. Awards are exercisable over a period of time as determined by a committee designated by the Board of Directors, but in no event longer than ten years. No awards have been granted as of June 30, 2013.

Net Loss Per Share

Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share. As of June 30, 2012 and 2013 there were no shares that are potentially dilutive.

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

Property Acquisitions

The Company accounts for its acquisitions of real estate in accordance with FASB ASC 805, Accounting for Business Combinations, Goodwill, and Other Intangible Asset, which requires the purchase price of acquired properties be allocated to the acquired tangible assets and liabilities, consisting of land, building, and identified intangible assets, consisting of the value of above-market and below-market leases, the value of in-place leases, unamortized lease origination costs and security deposits, based in each case on their fair values.

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
The total value allocable to intangible assets acquired, which consists of unamortized lease origination costs and in-place leases (including an above-market or below-market component of an acquired in-place lease), are allocated based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of the existing business relationships with the tenant, growth prospects for developing new business with the tenant, the remaining term of the lease and the tenant’s credit quality, among other factors. As of December 31, 2012 and June 30, 2013, management has determined that no value is required to be allocated to intangible assets, as the leases assumed are short-term with values that are insignificant.

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

Of the total Notes, $652,176 have been issued to an officer, $350,000 have been issued to accredited investors, and $52,176 to shareholders.

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

The fair value of the Warrants and debt beneficial conversion feature were determined using the Monte-Carlo simulation valuation model that uses assumptions for expected volatility, expected dividends, and the risk-free interest rate. Expected volatilities are based on weighted averages of the selected peer group of thirteen companies as the Company has no trading history and are estimated over the expected term of the Warrants. The risk-free rate is based on the U.S. Treasury yield curve at the date of issuance for the period of the expected term. Accordingly, the fair value of the proceeds attributable to Warrants of $309,892 and the debt beneficial conversion feature of $309,891 totaling $619,783, have been recorded as an increase in additional paid-in capital and as a corresponding discount to the convertible notes payable. Upon the issuance of the additional $500,000 of convertible notes payable on January 3, 2013 mentioned above, $291,920 of this increase in additional paid-in capital and corresponding debt discount was recorded. The discount is being amortized over the term of the convertible notes payable using the interest method. Amortization of the discount amounted to $140,814 and $281,628 and is included as a separate expense on the condensed consolidated statement of operations for three and six months ended June 30, 2013, respectively.

A summary of the assumptions used to value the warrants and beneficial conversion feature are as follows:

Risk -free interest rate	0.77%
Expected stock volatility	47%
Time to expiration (years)	5
Fair value of common stock	$1.00
Expected dividends	$0.00

NOTE 4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At December 31, 2012 and June 30, 2013 accounts payable and accrued expenses consisted of the following:

	2012	2013

Accounts payable	$-	$37,698
Accrued property taxes	0	3,000
Accrued legal fees	119,978	109,060

	$119,978	$149,758

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

NOTE 6. RELATED PARTY TRANSACTIONS

At December 31, 2012, the Company had convertible notes payable outstanding to Chad M. Carpenter of $252,176. At June 30, 2013, the Company had convertible notes payable outstanding to Chad M. Carpenter and Reven Capital, LLC, an entity wholly owned by Mr. Carpenter, in the amount of $652,176, as described more fully in Note 3.

At December 31, 2012 and June 30, 2013, the Company had convertible notes payable outstanding to certain other shareholders of the Company in the amount of $52,177.

At December 31, 2012 and June 30, 2013, the Company owed Reven Capital, LLC $266,877 and $169,760, respectively, for advances made for operating expenses. The advances are due on demand, unsecured and are non-interest bearing. The Company sub-leases office space on a month-to-month basis from Reven Capital, LLC. Reven Capital, LLC is wholly-owned by Chad M. Carpenter. Amounts paid to Reven Capital, LLC during the six months ended June 30, 2013 amounted to $225,169.

For the year ended December 31, 2012, the Company paid $50,000 for consulting services to a company in which a Board of Director member of the Company is the Senior Managing Principal which is included in deferred stock issuance costs on the accompanying condensed consolidated balance sheets as of December 31, 2012 and June 30, 2013. Additionally, in conjunction with the consulting services agreement, the Company is obligated to pay an amount equal to five percent of any funds raised attributable to the efforts of this company.

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

Liquidity and Capital Resources

During the six months ended June 30, 2013, the Company collected gross rental income from its home acquisitions of $41,623 and had rental expenses of $13,740 resulting in net proceeds of $27,883. However the Company incurred legal, accounting, and administration expenses that significantly exceeded these net proceeds. After repaying advances to affiliates, the Company used $241,242 of cash for operations for the six months ended June 30, 2013.

During the six months ended June 30, 2013, the Company acquired four additional rental homes at a cost of $263,428. The Company’s operating and acquisition activity was funded primarily by the issuance of an additional $500,000 of convertible notes payable. Reven Capital, LLC, an entity wholly owned by Chad Carpenter, funded $400,000 of the additional convertible notes. As of June 30, 2013, the cash balance was $1,093.  As a result of the Company’s limited working capital, operations have been limited.  Until additional funds are raised in order to pursue the Company’s business plan and generate material revenues, activities will be restricted.

For the six months ended June 30, 2012, the Company had limited operations from its discontinued operations and did not complete any investing activities or financing activities.

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

Results of Operations

For the three months ended June 30, 2013, the Company had total rental income of $21,350.  Rental expenses were $5,744, legal and accounting expenses totaled $49,214, and general and administrative expenses were $73,607.  Interest expense and amortization of discount on notes payable was $167,173, with $26,359 representing accrued interest on the convertible notes payable, and $140,814 was amortization of discount on the convertible notes payable.  Depreciation expense totaled $4,200.  As a result, the Company had a net loss of $278,588 for the three months ended June 30, 2013.

For the three months ended June 30, 2012, the Company earned $334 from its discontinued operations.

For the six months ended June 30, 2013, the Company had total rental income of $41,623.  Rental expenses were $13,740, legal and accounting expenses totaled $92,876, and general and administrative expenses were $104,538. Interest expense and amortization of discount on notes payable was $333,929, with $52,301 representing accrued interest on the convertible notes payable, and $281,628 was amortization of discount on the convertible notes payable. Depreciation expense totaled $8,400.  As a result, the Company had a net loss of $511,860 for the six months ended June 30, 2013.

For the six months ended June 30, 2012, the Company lost $3,365 from its discontinued operations as a result of its limited activity.

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

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions. By doing so, the Company hopes to generate revenues from the rental of its future acquired residential home portfolios. Management believes that actions presently being taken to obtain additional funding will provide the opportunity for the Company to continue as a going concern

Off Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” defined in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

Item 4.  Controls and Procedures.

During the three months ended June 30, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2013.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded such controls and procedures to be effective as of June 30, 2013 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 3.   Defaults Upon Senior Securities.

Not applicable.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

Not applicable.

Item 6.   Exhibits.

Exhibit No.	Description	Incorporated by reference herein

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 ‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

‡ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2013	REVEN HOUSING REIT, INC.

/s/ Chad M. Carpenter
Chad M. Carpenter,
President, Chief Executive Officer and
Chief Financial Officer