Form 10-Q
period 2013-09-30
Reven Housing REIT, Inc.
filed 2013-11-14
CIK 1487782

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2013

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of the registrant's common stock, as of November 13, 2013:  79,360,880

REVEN HOUSING REIT, INC.

FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	14
Item 1A. Risk Factors	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults Upon Senior Securities	14
Item 4. Mine Safety Disclosures	14
Item 5. Other Information	14
Item 6. Exhibits	14

SIGNATURES	15

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2012 and September 30, 2013

	2012	2013
	(Audited)	(Unaudited)

ASSETS

Cash	$5,763	$10,106,114
Advance to property manager	3,375	10,465
Deferred stock issuance costs	50,000	-
Residential homes, net of accumulated depreciation
of $1,400 in 2012 and $14,000 in 2013	342,010	592,838

Total Assets	$401,148	$10,709,417

LIABILITIES AND STOCKHOLDERS' EQUITY

Convertible notes payable - officer, net of debt discount
of $123,430 in 2012	$128,746	$-
Convertible notes payable, net of debt discount of
$122,364 in 2012	127,635	-
Convertible notes payable - shareholders, net of debt discount
of $25,539 in 2012	26,638	-
Accounts payable and accrued expenses	119,978	51,906
Accrued interest and security deposits	14,770	6,600
Related party advance	266,877	3,000

Total Liabilities	684,644	61,506

Commitments (Note 7)

Stockholders' Equity
Preferred stock, $.001 par value;
25,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
100,000,000 shares authorized; 8,350,000 shares issued & outstanding
at December 31, 2012 and 67,860,880 at September 30, 2013	8,350	67,861
Additional paid-in capital	349,513	12,080,555
Accumulated deficit	(641,359)	(1,500,505)
Total Stockholders' (Deficit) Equity	(283,496)	10,647,911

Total Liabilities and Stockholders' Equity	$401,148	$10,709,417

The accompanying notes are an integral part of the condensed consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2012 and 2013 (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30	September 30	September 30	September 30
	2012	2013	2012	2013
Rental income
	$-	$14,193	$-	$55,817
Operating expenses:
Rental expenses	-	11,978	-	25,718
Legal and accounting	114,875	21,536	114,875	114,411
General and administrative	68,708	17,060	68,708	121,599
Interest expense	1,302	25,081	1,602	77,382
Amortization of discount on notes payable	-	281,625	-	563,253
Depreciation expense	-	4,200	-	12,600

	184,885	361,480	185,185	914,963

Loss from continuing operations	(184,885)	(347,287)	(185,185)	(859,146)

Loss from discontinued operations, net of taxes	-	-	(3,365)	-

Net loss	$(184,885)	$(347,287)	$(188,550)	$(859,146)

Net loss per share from continuing operations
(Basic and fully diluted)	$(0.02)	$(0.03)	$(0.02)	$(0.09)

Net loss per share from discontinued operations
(Basic and fully diluted)	$-	$-	$-	$-

Weighted average number of
common shares outstanding	8,350,000	10,937,430	8,350,000	9,221,954

The accompanying notes are an integral part of the condensed consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2012 and 2013 (Unaudited)

	2012	2013

Cash Flows From Operating Activities:
Net loss	$(188,550)	$(859,146)
Net loss from discontinued operations	3,365	-
Adjustments to reconcile net loss to
net cash used for operating activities:
Amortization of debt discount	-	563,253
Depreciation expense	-	12,600
Changes in operating assets and liabilities:
Advance to property manager	-	(7,090)
Accounts payable, accrued expenses, accrued interest and security deposits	(1,488)	(76,242)
Related party advances	151,874	(263,877)

Net cash used for operating activities - continuing operations	(34,799)	(630,502)
Net cash used for operating activities - discontinued operations	(3,365)	-
Net cash used for operating activities	(38,164)	(630,502)

Cash Flows From Investing Activities:
Acquisition of residential homes	-	(263,428)
Net cash used for
investing activities	-	(263,428)

Cash Flows From Financing Activities:
Proceeds from convertible notes payable	37,789	500,000
Payment of convertible notes payable	-	(152,176)
Net proceeds from common stock issuance	-	10,646,457
Net cash provided by
financing activities	37,789	10,994,281

Net (Decrease) Increase In Cash	(375)	10,100,351
Cash at the Beginning of the Period	599	5,763

Cash at the End of the Period	$224	$10,106,114

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Debt discount for allocation of proceeds to warrants and beneficial
conversion feaure of debt	$-	$291,920
Conversion of debt to common shares	$-	$902,176
Deferred costs of common stock issuance	$-	$50,000

Supplemental Disclosure:

Cash paid for interest	$2,790	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reven Housing REIT, Inc. and Subsidiary (the “Company”) (formerly known as Bureau of Fugitive Recovery, Inc.) was incorporated in the State of Colorado on April 26, 1995. The Company provided bounty hunting services for bail bond businesses through July 2, 2012.

On July 2, 2012 Chad M. Carpenter purchased an aggregate of 5,999,300 shares of the outstanding common stock of the Company from certain of the Company’s stockholders in a private transaction. As consideration for the shares, Mr. Carpenter paid a total purchase price of $128,605 in cash from his personal funds. In connection with the transaction, an aggregate of 1,650,000 shares of the Company’s outstanding common stock were returned to treasury for cancellation. Immediately upon the closing of the transaction, Mr. Carpenter became the majority shareholder and Chief Executive Officer of the Company and beneficially owned stock representing 71.8 percent of the outstanding voting shares of the Company.

The Company formally changed its name from Bureau of Fugitive Recovery, Inc. to “Reven Housing REIT, Inc.” and commenced activities to acquire portfolios of occupied and rented single-family houses throughout the United States in accordance with its new business plan. The Company’s business plan involves (i) acquiring portfolios of rented houses from investors; and (ii) receiving income from rental property activity and future profits from sale of rental property at appreciated values.

On September 27, 2013, the Company entered into a stock purchase agreement with King APEX Group II, Ltd. and King APEX Group III, Ltd., which are funds managed by Allied Fortune (HK) Management Limited, a Hong Kong based funds management company, in connection with a proposed private placement of up to 125,000,000 shares of its common stock at a price of $0.20 per share, for aggregate gross proceeds of up to $25 million. An initial closing for 55,000,000 shares at a gross price of $11,000,000 was completed on September 27, 2013. Cash proceeds after offering expenses were $10,646,457, plus an additional non-cash expense of $50,000 for deferred cost for common stock issuance resulting in net proceeds of $10,596,457.

In connection with the private placement of the Company’s common stock pursuant to the stock purchase agreement mentioned above, the Company also entered into a convertible promissory note conversion agreement on September 27, 2013 with certain holders of its outstanding 10% convertible promissory notes. Pursuant to the note conversion agreement, the Company agreed to issue shares of its common stock to those holders of the notes desiring to convert their convertible notes at the conversion price of $0.20 per share for the cancellation of the outstanding principal amounts under those notes. Certain holders elected to receive, and the Company agreed to make, cash payments on the outstanding principal amounts on their notes in lieu of shares of common stock. In addition, the Company agreed to make cash payments on all the accrued interest under the notes. As a result of the above, the Company issued 4,510,880 shares and closed on the conversion of $902,176 of aggregate principal of the Company’s outstanding notes. The remaining $152,176 of outstanding principal and all of the accrued interest under the notes have been repaid in full. Additionally in connection with the Company’s private placement, the number of Warrants issued and outstanding to the note holders was set at 5,271,760 shares at an exercise price of $0.20 per share.  The warrants will expire on September 27, 2018, if not exercised prior to that date.

As a result of the issuance of the 55,000,000 shares on September 27, 2013 to King APEX Group II, Ltd. and King Apex Group III, Ltd., the two funds under common control collectively own approximately 81% of the Company’s outstanding voting shares and Mr. Carpenter now owns approximately 12.2% of the Company’s outstanding voting shares.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2012 Annual Report on Form 10-K, filed March 29, 2013. The results of operations for the quarter and nine months ended September 30, 2013, are not necessarily indicative of the operating results for the full year.

Principles of Consolidation

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

Deferred Stock Issuance Costs

Deferred stock issuance costs represent amounts paid for consulting services in conjunction with the raising of additional capital to be performed within one year. This amount was charged against additional paid in capital as a cost of the stock issuance upon closing of the Company’s private placement.

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

The Company accounts for uncertain tax positions in accordance with FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FASB ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2012 and September 30, 2013, the Company does not have a liability for unrecognized tax uncertainties. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2012 and September 30, 2013, the Company has no interest or penalties related to uncertain tax positions.

Incentive Compensation Plan

During 2012, the Company established the 2012 Incentive Compensation Plan (“2012 Plan”). The 2012 Plan allows for the grant of options and other awards representing up to 5,002,500 shares of the Company’s common stock. Such awards may be granted to officers, directors, employees, consultants and other persons who provide services to the Company or any related entity. Under the 2012 Plan, options may be granted at an exercise price greater than or equal to the market value at the date of the grant, for owners of 10% or more of the voting shares, at an exercise price of not less than 110% of the market value. Awards are exercisable over a period of time as determined by a committee designated by the Board of Directors, but in no event longer than ten years. No awards have been granted as of September 30, 2013.

Net Loss Per Share

Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share. For the periods ended September 30, 2012 there were no shares that were potentially dilutive. For the periods ended September 30, 2013, potentially dilutive securities excluded from the calculations were 5,271,760 shares issuable upon exercise of outstanding warrants granted in conjunction with the convertible notes.

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

The total value allocable to intangible assets acquired, which consists of unamortized lease origination costs and in-place leases (including an above-market or below-market component of an acquired in-place lease), are allocated based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of the existing business relationships with the tenant, growth prospects for developing new business with the tenant, the remaining term of the lease and the tenant’s credit quality, among other factors. As of December 31, 2012 and September 30, 2013, management has determined that no value is required to be allocated to intangible assets, as the leases assumed are short-term with values that are insignificant.

Reclassifications

Certain amounts for 2012 have been reclassified to conform to the current year’s presentation.

NOTE 2. RESIDENTIAL HOMES, NET

Reven Housing Georgia, LLC (a wholly owned subsidiary of Reven Housing REIT, Inc.) completed the acquisition of nine residential homes (the “Homes”). The nine Homes are located in various cities in Georgia, consisting of approximately 12,989 rentable square feet and are located on approximately 2.35 acres of land. Five of these Homes were purchased in 2012 and the remaining four Homes were purchased on January 10, 2013. The Homes are leased on short-term leases expiring on various dates over the coming year.

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

NOTE 3. CONVERTIBLE NOTES PAYABLE

The Company issued convertible promissory notes (the “Notes”) to certain accredited investors, shareholders, and officers in the aggregate principal amount of $1,054,352. Of this total, $500,000 was issued on January 3, 2013 in order to fund the four additional residential homes purchased in January 2013 and to pay operating expenses. The maturity date for the Notes was the earlier of December 31, 2013, or upon the Company raising $5 million or more of equity capital. The Notes bore interest at a rate of 10 percent per annum payable in full on the maturity date and were unsecured. Upon the Company successfully raising additional capital, the Notes may be exchanged by the holders for such securities of the Company at the same price and on the same terms and conditions being offered to the other investors in such financing, and the principal and accrued interest under the Notes will be applied towards the purchase price of such security. The Notes could be prepaid in whole or in part at the Company’s option without penalty.

Of the total Notes, $652,176 were issued to an officer, $350,000 were issued to accredited investors, and $52,176 to shareholders.

As mentioned above, on September 27, 2013, in connection with the Company’s sale of common stock through a private placement, convertible notes with a principal balance of $902,176 were exchanged for 4,510,880 shares of common stock at a conversion price of $0.20 per share and retired. Also in connection with the private placement, notes with a principal balance of $152,176 were paid in full along with accrued interest on all the convertible notes with cash payments.

Warrant Issuance and Note Conversion Feature

In connection with the issuance of the above Notes, the Company also issued to the investors 5-year detachable warrants exercisable for shares of the Company’s common stock (the “Warrants”). The exercise price of the Warrants is estimated to be the same as the price per share of the equity securities sold to investors in the qualified equity financing and each Warrant provides for 100% warrant coverage on the principal amount of the related Note.

The fair value of the Warrants and debt beneficial conversion feature were determined using the Monte-Carlo simulation valuation model that uses assumptions for expected volatility, expected dividends, and the risk-free interest rate. Expected volatilities are based on weighted averages of the selected peer group of thirteen companies as the Company has no trading history and are estimated over the expected term of the Warrants. The risk-free rate is based on the U.S. Treasury yield curve at the date of issuance for the period of the expected term. Accordingly, the fair value of the proceeds attributable to Warrants of $309,892 and the debt beneficial conversion feature of $309,891 totaling $619,783, have been recorded as an increase in additional paid-in capital and as a corresponding discount to the convertible notes payable. Upon the issuance of the additional $500,000 of convertible notes payable on January 3, 2013 mentioned above, $291,920 of this increase in additional paid-in capital and corresponding debt discount was recorded. The discount is amortized over the term of the convertible notes payable using the interest method. In connection with the Company’s private placement of common stock and the corresponding conversion and retirement of the Notes, all remaining discount was recognized as an expense as of September 27, 2013. Amortization of the discount amounted to $281,625 and $563,253 and is included as a separate expense on the condensed consolidated statement of operations for three and nine months ended September 30, 2013, respectively.

Additionally in connection with the Company’s private placement, the number of Warrants issued and outstanding to the Note holders was set at 5,271,760 shares at an exercise price of $0.20 per share. The warrants will expire on September 27, 2018, if not exercised prior to that date.

NOTE 4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At December 31, 2012 and September 30, 2013 accounts payable and accrued expenses consisted of the following:

	2012	2013

Accounts payable	$-	$12,150
Accrued property taxes	-	2,308
Accrued legal fees	119,978	37,448

	$119,978	$51,906

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

NOTE 6. RELATED PARTY TRANSACTIONS

At December 31, 2012, the Company had convertible notes payable outstanding to Chad M. Carpenter of $252,176. At September 27, 2013, the Company had convertible notes payable outstanding to Chad M. Carpenter and Reven Capital, LLC, an entity wholly owned by Mr. Carpenter, in the amount of $652,176, that were converted to common shares as described more fully in Note 3.

At December 31, 2012 and September 27, 2013, the Company had convertible notes payable outstanding to certain other shareholders of the Company in the amount of $52,176. These notes were paid off or converted as described more fully in Note 3.

At December 31, 2012 and September 30, 2013, the Company owed Reven Capital, LLC $266,877 and $3,000, respectively, for advances made for operating expenses. The advances are due on demand, unsecured and are non-interest bearing. The Company sub-leases office space on a month-to-month basis from Reven Capital, LLC. Reven Capital, LLC is wholly-owned by Chad M. Carpenter. Amounts paid to Reven Capital, LLC during the nine months ended September 30, 2013 amounted to $412,315. These payments were for the reimbursement of Company expenses paid and previously advanced by Reven Capital, LLC.

For the year ended December 31, 2012, the Company paid $50,000 for consulting services to a company in which a Board of Director member of the Company is the Senior Managing Principal which was included in deferred stock issuance costs on the accompanying condensed consolidated balance sheet as of December 31, 2012 and was charged against additional paid in capital upon the closing of the private placement on September 27, 2013.

NOTE 7. COMMITMENTS

Property Management Agreement

The Company has entered into a property management agreement with HomeSpot Property Management in which the Company will pay six percent of gross rental receipts.

NOTE 8. SUBSEQUENT EVENTS

Stock Purchase

On October 29, 2013, the Company sold an additional 11,500,000 shares of its common stock for $0.20 per share under the terms of its stock purchase agreement entered into on September 27, 2013 with King APEX Group II, Ltd. and King APEX Group III, Ltd., which are funds managed by Allied Fortune (HK) Management Limited, a Hong Kong based funds management company. Net proceeds after offering expenses were $2,236,750.

Single Family Home Portfolio Purchase

On October 4, 2013, a wholly owned subsidiary of the Company entered into a purchase and sale agreement for the purchase of a portfolio of 170 single family homes located in the Houston, Texas metropolitan area. The properties collectively encompass an aggregate of 242,964 rentable square feet. Total purchase price is $13,400,000 not including closing costs. On October 31, 2013, the Company closed and completed the purchase of 150 of the homes at a contract price of $11,691,832. Closing costs totaled approximately $120,000.

The below shows the pro forma effect to the Company’s balance sheet of the additional common stock sale and the purchase of the homes if the subsequent events had occurred as of September 30, 2013.

Reven Housing REIT, Inc
Unaudited Pro Forma Condensed Balance Sheets	September 30,			September 30, 2013
	2013	Pro Forma		Pro Forma
	(Unaudited)	Adjustments		Adjustments

ASSETS

Cash	$10,106,114	$(11,812,000	)(1)	$530,864
		2,236,750	(2)
Advance to property manager	10,465	-		10,465
Residential homes, net of accumulated depreciation
of $1,400 in 2012 and $14,000 in 2013	592,838	11,812,000	(1)	12,404,838

Total Assets	$10,709,417	$2,236,750		$12,946,167

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses	$51,906	$-		$51,906
Accrued interest and security deposits	6,600	-		6,600
Related party advance	3,000	-		3,000

Total Liabilities	61,506	-		61,506

Commitments and contingencies

Stockholders' Equity
Common stock	67,861	11,500	(2)	79,361
Additional paid-in capital	12,080,555	2,225,250	(2)	14,305,805
Accumulated deficit	(1,500,505)	-		(1,500,505)
Total Stockholders' Equity	10,647,911	2,236,750		12,884,661

Total Liabilities and Stockholders' Equity	$10,709,417	$2,236,750		$12,946,167

ASSUMPTIONS:
(1) Purchase of 150 homes valued at approximately $11,812,000 for cash
(2) Sale of 11,500,000 shares of common stock, at $0.20 per share, for proceeds of $2,236,750

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

On September 27, 2013, the Company entered into a stock purchase agreement with King APEX Group II, Ltd. and King APEX Group III, Ltd., which are funds managed by Allied Fortune (HK) Management Limited, a Hong Kong based funds management company, in connection with a proposed private placement of up to 125,000,000 shares of its common stock at a price of $0.20 per share, for aggregate gross proceeds of up to $25 million. An initial closing for 55,000,000 shares at a gross price of $11,000,000 was completed on September 27, 2013. Net proceeds after offering expenses were $10,596,457. As a result of the issuance of the 55,000,000 shares, King APEX Group II, Ltd. and King Apex Group III, Ltd., the two funds under common control collectively own approximately 81% of the Company’s outstanding voting shares and Mr. Carpenter now owns approximately 12.2% of the Company’s outstanding voting shares.

On October 4, 2013, a wholly owned subsidiary of the Company entered into a purchase and sale agreement for the purchase of a portfolio of 170 single family homes located in the Houston, Texas metropolitan area. The properties collectively encompass an aggregate of 242,964 rentable square feet. Total purchase price is $13,400,000 not including closing costs.

On October 29, 2013, the Company sold an additional 11,500,000 shares of its common stock for $0.20 per share under the terms of the same stock purchase agreement mentioned above with King APEX Group II, Ltd. and King APEX Group III, Ltd. Net proceeds after offering expenses were $2,236,750.

On October 31, 2013, the Company closed and completed the purchase of 150 of the homes at a contract price of $11,691,832. Closing costs totaled approximately $120,000.The Company intends to purchase the remaining 20 homes in January 2014 for approximately $1,708,000, not including closing costs.

The Company is currently in the process of pursuing potential transactions to purchase portfolios of rented houses in its target markets across the United States and is seeking additional equity and debt capital in order to fund these acquisitions. There can be no assurance that such capital will be available on favorable terms, or at all, or that any additional capital that the Company is able to obtain will be sufficient to meet its needs.

The Company intends to take all necessary steps to qualify as a REIT under the Code. However, no assurance can be given that the Company will qualify or remain qualified as a REIT.

Liquidity and Capital Resources

During the nine months ended September 30, 2013, the Company completed the sale of 55,000,000 shares of its common stock in a private placement. This provided net cash after expenses of $10,646,457. The proceeds were utilized to retire $152,176 of the Company’s convertible notes. The remainder of the Company’s convertible notes were converted to common shares. In January of 2013, the Company acquired four rental homes at a cost of $263,428. These were funded by the issuance of $500,000 of convertible notes payable. Reven Capital, LLC, an entity wholly owned by Chad Carpenter, funded $400,000 of the convertible notes. These notes were subsequently converted to equity upon the Company completing its private placement of securities in September 2013.

During the nine months ended September 30, 2013, the Company collected gross rental income from its home acquisitions of $55,817 and had rental expenses of $25,718 resulting in net proceeds of $30,099. However the Company incurred legal, accounting, and administration expenses that significantly exceeded these net proceeds. After repaying advances to affiliates, the Company used $630,502 of cash for operations for the nine months ended September 30, 2013.

As of September 30, 2013, the cash balance was $10,106,114 due primarily to the sale of common shares in September 2013. In October 2013, the Company sold an additional 11,500,000 shares of common stock at $.20 for net proceeds of approximately $2,236,750, after offering expenses. These funds were utilized together with the cash available at September 30, 2013 to purchase 150 single family rental homes for a purchase price, including closing costs, of approximately $11,812,000 on October 31, 2013.  Since these properties are currently rented, it is anticipated that these homes will provide future cash for operations.

For the nine months ended September 30, 2012, the Company had no revenues and limited operations from its discontinued operations. For the nine months ended September 30, 2012 the company raised $37,789 from convertible notes payable. The Company incurred $185,185 of legal, accounting, general administrative and interest expenses that were funded from the convertible notes payable and related party advances.

Results of Operations

For the three months ended September 30, 2013, the Company had total rental income of $14,193.  Rental expenses were $11,978, legal and accounting expenses totaled $21,536, and general and administrative expenses were $17,060. Interest expense and amortization of discount on notes payable was $306,706, with $25,081 representing accrued interest on the convertible notes payable, and $281,625 was amortization of discount on the convertible notes payable. The entire balance of convertible notes payable were either converted to common stock or paid in full on September 27, 2013. Therefore the Company is currently not expected to have any further charges for the amortization of note discount in 2013. Depreciation expense totaled $4,200.  As a result, the Company had a net loss of $347,287 for the three months ended September 30, 2013.

For the three months ended September 30, 2012, the Company had no revenue and incurred $114,875 of legal and accounting expense, $68,708 of general and administrative expense, and $1,302 of interest expense, for a net loss of $184,885.

For the nine months ended September 30, 2013, the Company had total rental income of $55,817.  Rental expenses were $25,718, legal and accounting expenses totaled $114,411, and general and administrative expenses were $121,599. Interest expense and amortization of discount on notes payable was $640,635, with $77,382 representing interest on the convertible notes payable, and $563,253 was amortization of discount on the convertible notes payable. Due to the conversion and retirement of the convertible notes payable, the Company is not expecting any further charges due to the amortization of debt discount for the remainder of 2013. Depreciation expense totaled $12,600.  As a result, the Company had a net loss of $859,146 for the nine months ended September 30, 2013.

For the nine months ended September 30, 2012, the Company had no revenue and incurred $114,875 of legal and accounting expense, $68,708 of general and administrative expense, and $1,602 of interest expense. The Company lost $3,365 from its discontinued operations. This resulted in a net loss of $188,550 for the nine months ended September 30, 2012.

Off Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” defined in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

Item 4.  Controls and Procedures.

During the three months ended September 30, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2013.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded such controls and procedures to be effective as of September 30, 2013 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: November 13, 2013	REVEN HOUSING REIT, INC.

/s/ Chad M. Carpenter
Chad M. Carpenter,
President, Chief Executive Officer and
Chief Financial Officer

