Form 10-K
period 2013-12-31
Reven Housing REIT, Inc.
filed 2014-03-25
CIK 1487782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐  No  ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $1,152,795.

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 87,860,880 shares as of March 25, 2014.

CAUTIONARY NOTICE

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Those forward-looking statements include our expectations, beliefs, intentions and strategies regarding the future. Such forward-looking statements relate to, among other things, our market, strategy, competition, development plans, financing, revenues, operations and compliance with applicable laws. These and other factors that may affect our financial results are discussed more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report. Market data used throughout this report is based on published third party reports or the good faith estimates of management, which estimates are based upon their review of internal surveys, independent industry publications and other publicly available information. Although we believe that such sources are reliable, we do not guarantee the accuracy or completeness of this information, and we have not independently verified such information. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake, and specifically disclaim any obligation, to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and we urge readers to review and consider disclosures we make in this and other reports that discuss factors germane to our business. See in particular our reports on Forms 10-K, 10-Q, and 8-K subsequently filed from time to time with the Securities and Exchange Commission.

PART I

Item 1.	Business

Overview

Reven Housing REIT, Inc. (the “Company”) is engaged in the acquisition, ownership and operation of portfolios of leased single-family homes in the United States. We operate our portfolio properties as single-family rentals, or SFRs, and we generate most of our revenue from rental income of the existing tenants of the SFRs we have acquired. Our business plan involves (i) acquiring portfolios of rented houses from investors who have bought them low, fixed and rented them; and (ii) receiving current income from profits from rentals and appreciation of houses. For our acquisitions, we employ strict underwriting procedures for operating costs, re-leasing costs and capital improvement costs and obtain third-party reports for physical condition and valuation due diligence.

As of the date of this report, we have invested an aggregate of approximately $14.2 million and own 168 homes in the Houston, Texas, metropolitan area and 9 homes in Atlanta, Georgia, metropolitan area. We intend to expand our acquisitions throughout the United States as we continue to evaluate new investment opportunities in different markets. As of the date of this report, our portfolio properties are 95% leased, of which 134 are subject to one year leases, 34 are subject to month-to-month leases and 9 are vacant and being marketed for leasing. All of our portfolio properties to date have been acquired from available cash on hand and are not subject to any liens or security interests.

We intend to take all necessary steps to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code, as amended (the “Code”). However, no assurance can be given that we will qualify or remain qualified as a REIT.

Our History

The Company was originally incorporated on April 26, 1995, in the State of Colorado under the name “Colorado Security Patrol Inc.” to provide a variety of security services on both a residential and commercial basis although the Company was not successful in generating sufficient revenues from this business. On March 12, 2007, the Company filed an amendment to its Articles of Incorporation changing its name to “Bureau of Fugitive Recovery, Inc.” and expanded its operations to include the tracking and apprehension of offenders who had failed to appear in court or had otherwise had their bond revoked.

Since the change in control transaction in which Chad M. Carpenter, our current Chairman of the Board, President and Chief Executive Officer, acquired a majority of the issued and outstanding shares of our common stock on July 2, 2012, the Company has been engaged in its current real estate business. In connection with the change in our business direction, on July 5, 2012, our shareholders, on the recommendation of the Company’s board of directors, approved an amendment of the Company’s Restated Articles of Incorporation to change the Company’s name to “Reven Housing REIT, Inc.” from “Bureau of Fugitive Recovery, Inc.” The Company filed the Articles of Amendment with the Colorado Secretary of State effectively changing its name to “Reven Housing REIT, Inc.” on August 9, 2012.

In this report, unless expressly provided otherwise, “Reven,” the “Company,” “we,” “us,” and “our” refer to Reven Housing REIT, Inc., a Colorado corporation, and its wholly-owned subsidiaries.

Our Business

We are engaged in the acquisition of portfolios of tenant occupied single-family homes throughout the United States. We operate our portfolio properties as single-family rentals, or SFRs, and we generate most of our revenue from rental income of the existing tenants of the SFRs we have acquired. Our investment objective is to provide current cash flow yield therefore all SFR portfolios must be fixed, leased and occupied.

Acquisition Criteria

Portfolio Size Sought:	25-500 rented homes per transaction

Gross Rental Yield:	Class A Gross Rental Yield = 12% +
Class B Gross Rental Yield = 14%+

Expenses:	50 percent or less (including property management, maintenance, tax, insurance, vacancy, homeowner’s association fees, and credit loss)

Tenants:	Tenants must not be in default or late on rent payments

Maintenance:	All deferred maintenance must be fixed or will be deducted from the purchase price

Management:	Preference for hiring existing property management

Target Markets

We invest in markets that we believe have more upside value through the potential for rent increases and appreciation of the homes due to the dislocation caused by the Great Recession and the current positive economic drivers in these markets. We are currently targeting the following markets:

Houston, TX	Phoenix, AZ	Las Vegas, NV
Dallas, TX	Atlanta, GA	San Jose, CA
Fort Lauderdale, FL	Los Angeles, CA	Anaheim, CA
Denver, CO	San Francisco, CA	Tucson, AZ
Austin, TX	San Antonio, TX	Fort Worth-Arlington, TX
Salt Lake City, UT	Raleigh, NC	Miami, FL
Louisville, KY	Oklahoma City, OK	Virginia Beach, NC
Tampa, FL	Richmond, VA	Charlotte, NC
Nashville, TN	Indianapolis, IN	Tulsa, OK
San Diego, CA

The UPREIT Option

As part of our business plan, we may structure future portfolio acquisitions using an UPREIT structure. An owner selling a portfolio of homes in a single transaction may be able to qualify for capital gains tax treatment. Specifically, an acquisition of a portfolio that is structured as a contribution to the REIT’s operating partnership (the “UPREIT OP”) in exchange for the UPREIT OP’s limited partnership units (in lieu of cash) can be a tax-free transaction. The limited partnership units would be able to participate in any distributions from rentals and in any stock appreciation if the REIT grows net operating income and the homes appreciate over time. The diagram below illustrates an example of the UPREIT structure.

If and when we qualify as a REIT, we intend to implement the UPREIT structure at an appropriate time. However, no assurance can be given that we will qualify or remain qualified as a REIT, and furthermore, there can be no assurances that we will implement the UPREIT structure and be successful in executing our business plan utilizing the UPREIT structure.

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

Employees

As of March 19, 2014, we employed 2 employees, who are not represented by labor unions. We believe that our relationship with our employees is satisfactory.

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

Since we commenced our real estate investment activities in October 2012, we have acquired portfolios in Georgia and Texas. As of the date of this report, we own 168 homes in the Houston, Texas metropolitan area and 9 in the Atlanta, Georgia, metropolitan area. Our portfolio properties are 95% leased, of which 134 are subject to one year leases, 34 are subject to month-to-month leases and 9 are vacant and being marketed for leasing.

The following table presents summary statistics of our single-family homes by MSA and metro division. The table includes our entire portfolio of single-family homes.

Total Portfolio of Single-Family Homes—Summary Statistics

(as of March 25, 2014)

MSA / Metro Division	Number of Homes	Aggregate Investment	Average Investment Per Home	Percent Leased	Average Age (years)	Average Size (square feet)
Atlanta, GA	9	$606,838	$67,426	66%	21	1,516
Houston, TX	168	$13,569,460	$80,771	95%	45	1,435
Total / Weighted Average	177	$14,176,298	$80,092	95%	44	1,439

Item 3.	Legal Proceedings

As of the date of this report, there are no pending legal proceedings to which we or our properties are subject.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Market Information

Our common stock has been quoted on the OTC Bulletin Board (“OTCBB”) since December 2010. From December 2010 to August 2012, our common stock was quoted on the OTCBB under the symbol BRFG. Since August 2012, our common stock has been quoted under the symbol RVEN. There had been no trading of our common stock until December 2012. However, we consider our common stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of the common stock.

The following table sets forth the quarterly high and low sales prices of our common shares as reported on the OTCBB for the periods indicated.

	High	Low
2013:
First Quarter	$1.00	$1.00
Second Quarter	$1.00	$0.35
Third Quarter	$0.40	$0.35
Fourth Quarter	$0.47	$0.38
2012:
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	N/A	N/A
Fourth Quarter	$1.02	$1.02

Holders of Record

As of March 19, 2014, there were approximately 78 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We presently intend to retain earnings to finance the operation and expansion of our business. In the event we qualify and elect to be taxed as a REIT, as defined under the Internal Revenue Code, we will be required to make cash dividends to our stockholders consistent with applicable rules under the Code. However, no assurance can be given that we will qualify or remain qualified as a REIT.

Equity Compensation Plan Information

In December 2013, we adopted, and our stockholders approved, our Amended and Restated 2012 Incentive Compensation Plan (the “2012 Plan”), pursuant to which 33,000,000 shares of our common stock are reserved for issuance to employees, directors, consultants, and other service providers. The 2012 Plan allows for incentive awards to eligible recipients consisting of:

•	options to purchase shares of common stock, that qualify as incentive stock options within the meaning of the Internal Revenue Code;

•	non-statutory stock options that do not qualify as incentive options;

•	restricted stock awards; and

•	stock appreciation rights.

As of the date of this report, we have not granted any options under our 2012 Plan nor have we granted any non-Plan options. All 33,000,000 shares of our common stock initially reserved for issuance under our 2012 Plan remain available for future issuance to employees, directors, consultants, and other service providers. The following table sets forth certain information as of December 31, 2013 about our 2012 Plan and the non-Plan options.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity compensation plan approved by security holders	-0-	$	N/A	33,000,000
Equity compensation plan not approved by security holders	-0-	$	N/A	-0-
Total	-0-	$	N/A	33,000,000

Recent Sales of Unregistered Securities

On January 3, 2013, we issued convertible promissory notes to certain accredited investors in the aggregate principal amount of $500,000 (the “January Notes”). The maturity date of the January Notes was the earlier of December 31, 2013 or the date on which we consummated an equity financing in which we sold shares of our capital stock with an aggregate sales price of $5,000,000 or more (a “Qualified Equity Financing”). The January Notes bore interest at a rate of 10 percent per annum payable in full on the maturity date.  In connection with the issuance of the January Notes, we also issued to the investors five-year warrants exercisable for shares of our capital stock issued in the Qualified Equity Financing (the “January Warrants”). The exercise price of the January Warrants was the same as the price per share of the equity securities sold to investors in the Qualified Equity Financing, and each Warrant provided for 100% warrant coverage on the principal amount of the related January Note.  Because we consummated a Qualified Equity Financing prior to December 31, 2013, the holders of the January Notes at their option could convert the outstanding principal and accrued interest under the January Notes into shares of our capital stock issued in the Qualified Equity Financing at the same price and on the same terms as the investors in such financing, and the January Warrants could be exercised for such shares of capital stock at the same price and on the same terms as the investors in the Qualified Equity Financing. We relied on an exemption from the registration requirements of the Securities Act for the offer and sale of the January Notes, the January Warrants and the underlying securities pursuant to Section 4(2) of the Securities Act and Rule 505 of Regulation D promulgated thereunder.

On September 27, 2013, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with certain accredited investors in connection with a proposed private placement of up to 125,000,000 shares of our common stock at a price of $0.20 per share, for aggregate proceeds of up to $25 million.  There have been three closings pursuant to the Stock Purchase Agreement, described below.  In connection with this private placement, we entered into a Convertible Promissory Note Conversion Agreement (the “Note Conversion Agreement”) on September 27, 2013 with certain holders of our outstanding 10% Convertible Promissory Notes (the “Bridge Notes”).

First Closing.  On September 27, 2013, we issued an aggregate of 55,000,000 shares of our common stock to the investors in the Stock Purchase Agreement for gross proceeds of $11,000,000.  Also on September 27, 2013, we issued an aggregate of 4,510,880 shares of our common stock to the investors in the Note Conversion Agreement in exchange for cancellation of Bridge Notes in the aggregate principal amount of $902,176.  These shares were issued in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506 promulgated thereunder.

Second Closing.  On October 30, 2013, we issued an aggregate of 11,500,000 shares of our common stock to the investors in the Stock Purchase Agreement for gross proceeds of $2,300,000.  These shares were issued in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506 promulgated thereunder.

Third Closing.  On November 22, 2013, we issued an aggregate of 8,500,000 shares of our common stock to the investors in the Stock Purchase Agreement for gross proceeds of $1,700,000.  These shares were issued in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506 promulgated thereunder.

Item 6.	Selected Financial Data

As a "smaller reporting company" defined in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this report contains forward-looking statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events and similar expressions. Forward-looking statements may be identified by use of words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” or “potential” or similar words or phrases which are predictions of or indicate future events or trends. Statements such as those concerning potential acquisition activity, investment objectives, strategies, opportunities, other plans and objectives for future operations or economic performance are based on the Company’s current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties, including the Company’s ability to successfully (i) acquire real estate investment properties in the future, (ii) to execute future agreements or understandings concerning the Company’s acquisition of real estate investment properties and (iii) be able to raise the capital required to acquire any such properties. Any of these statements could prove to be inaccurate and actual events or investments and results of operations could differ materially from those expressed or implied. To the extent that the Company’s assumptions differ from actual results, the Company’s ability to meet such forward-looking statements, including its ability to invest in a diversified portfolio of quality real estate investments, may be significantly and negatively impacted. You are cautioned not to place undue reliance on any forward-looking statements and the Company disclaims any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Overview

We are an internally-managed real estate investment company focused on the acquisition, leasing, and management of recently renovated and stabilized single-family properties in select markets in the United States. Our objective is to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation. We generate virtually all of our revenue by leasing our portfolio of single-family properties. As of December 31, 2013, we owned 159 single-family properties, of which 150 are in the Houston, Texas metropolitan area and 9 are in the Atlanta, Georgia metropolitan area.

The Company was formerly known as the Bureau of Fugitive Recovery Inc. On July 2, 2012, Chad M. Carpenter purchased an aggregate of 5,999,300 shares of the outstanding common stock of the Company from certain of the Company’s stockholders in a private transaction. In connection with the transaction, an aggregate of 1,650,000 shares of the Company’s outstanding common stock were returned to treasury for cancellation. Immediately upon the closing of the transaction, Mr. Carpenter became the majority shareholder of the Company and beneficially owned stock representing 71.8% of the outstanding voting shares of the Company.

As a result of the above change in control and management, the Company entered into the business of acquiring portfolios of occupied and rented single-family houses throughout the United States. This business plan involves (i) acquiring portfolios of rented houses from investors; (ii) receiving income from rental property activity; and (iii) future profits from sale of rental property at appreciated values. The Company also changed its name to Reven Housing REIT, Inc. In November 2012, the Company made its first acquisition of 5 rental homes. In 2013, the Company completed the purchase of an additional 154 homes.

The Company intends to convert to a Maryland corporation and to take all necessary steps to qualify, and elect to be taxed as, a real estate investment trust (“REIT”) under the Internal Revenue Code, as soon as practicable. However, no assurance can be given that we will qualify or remain qualified as a REIT.

Recent Highlights

On September 27, 2013, the Company entered into a stock purchase agreement with King APEX Group II, Ltd. and King APEX Group III, Ltd., which are funds managed by Allied Fortune (“HK”) Management Limited, a Hong Kong based funds management company, in connection with a private placement of up to 125,000,000 shares of its common stock at a price of $0.20 per share, for aggregate gross proceeds of up to $25 million. Under the terms of the stock purchase agreement, a total of 75,000,000 shares at a gross price of $15,000,000 were completed through December 31, 2013. Cash proceeds after offering expenses were $14,539,082, plus an additional non-cash expense of $50,000 representing additional deferred costs relating to the private placement resulting in net proceeds of $14,489,082.

As a result of the issuance of the 75,000,000 shares to King APEX Group II, Ltd. and King Apex Group III, Ltd., the two funds under common control collectively own approximately 85.4% of the Company’s outstanding voting shares and Mr. Carpenter now owns approximately 9.5% of the Company’s outstanding voting shares.

Reven Housing Georgia, LLC (a wholly owned subsidiary of Reven Housing REIT, Inc.) completed the acquisition of nine residential homes. The nine homes are located in various cities in Georgia. Five of these homes were purchased in 2012 and the remaining four homes were purchased on January 10, 2013.

On October 4, 2013, Reven Housing Texas, LLC (a wholly owned subsidiary of Reven Housing REIT, Inc.) entered into a purchase and sale agreement for the purchase of a portfolio of 170 single family homes located in the Houston, Texas metropolitan area. On October 31, 2013, the Company closed and completed the purchase of 150 of the homes at a total cost of $11,971,797 including closing expenses.

The following table represents the Company’s net investment in the homes:

						Investment
	Number		Residential	Total	Accumulated	In Real Estate
	of Homes	Land	Homes	Investment	Depreciation	Net
Purchased during 2012:
Georgia	5	$67,019	$276,391	$343,410	$(1,400)	$342,010

Total at December 31, 2012	5	67,019	276,391	343,410	(1,400)	342,010

Purchased during 2013:
Georgia	4	52,631	210,797	263,428	(16,800)	246,628
Texas	150	2,394,359	9,577,438	11,971,797	(58,000)	11,913,797

Total at December 31, 2013	159	$2,514,009	$10,064,626	$12,578,635	$(76,200)	$12,502,435

Net investment in homes, as shown above, consists of the following as of December 31:

	2012		2013
	Number	Investment	Number	Investment
	of Homes	Net	of Homes	Net
Leased	5	$342,010	146	$11,579,899
Vacant	-	-	13	922,536

	5	$342,010	159	$12,502,435

The Company plans to continue to acquire and manage single family homes with a focus on long term earnings growth and appreciation in asset value. As the Company’s first significant portfolio acquisition was completed on October 31, 2013, we anticipate that our revenue will increase significantly in 2014 as it will be our first full year of meaningful operations under our new business plan.

Our Company’s ability to identify and acquire single-family properties that meet our investment criteria will be affected by home prices in our markets, the inventory of properties available through our acquisition channels, competition for our target assets, our capital available for investment, and the cost of that capital. The housing market environment in our markets remains attractive for single-family property acquisitions and rentals. Pricing for housing in certain markets remains attractive and demand for housing is growing. At the same time, we continue to face relatively steady competition for new properties and residents from local operators and institutional managers. Housing prices across all of our core markets have appreciated over the past year. Despite these gains, we believe housing in certain of our markets continues to provide attractive acquisition opportunities and remains inexpensive relative to replacement cost and affordability metrics.

We anticipate continued strong rental demand for single-family homes. While new building activity has begun to increase, it remains below historical averages and we believe substantial under-investment in residential housing over the past years will create upward pressure on home prices and rents as demand exceeds supply.

Our results of operations and financial condition will be affected by numerous factors, many of which are beyond our control. The key factors we expect to impact our results of operations and financial condition include our pace and costs of acquisitions, rental rates, the varying costs of external property management, occupancy levels, rates of resident turnover, turnover costs, changes in homeownership rates, changes in homeowners’ association fees, insurance costs, real estate taxes, our expense ratios, and our capital structure.

Results of Operations

Comparisons of 2013 results of operation to 2012 presented in our consolidated financial statements are not generally meaningful as we did not have substantial rental operations in 2012. Operations and activity did not increase significantly until the fourth quarter of 2013 when we purchased an additional 150 homes, and raised equity through our private placement activities as mentioned above.

For the year ended December 31, 2013, the Company had total rental income of $342,243 and rental expenses of $136,679, resulting in net operating income from rentals of $205,564. General and administrative expenses totaled $366,071. Legal and accounting totaled $195,156. Interest expense on the retirement of our convertible notes payable was $77,004. Depreciation on our home investments totaled $74,800. Amortization of discount on notes payable was $563,253. This resulted in a net loss of $1,070,720. As the convertible notes were paid off or converted on September 27, 2013, we do not expect to incur future amortization charges relating to note discounts in 2014.

For the year ended December 31, 2012, the Company had total rental income of $6,750.  Rental expenses were $1,006, resulting in net operating income from rentals of $5,744. Legal and accounting expenses totaled $396,797, general and administrative expenses were $132,261. Legal and accounting expenses were paid primarily for services necessary for the Company’s change of operations and for developing documents necessary to pursue future acquisitions and capital activities. Interest, depreciation and amortization of discount on notes payable totaled $71,188.   Income from discontinued operations was $334. As a result, the Company had a net loss of $594,168 for the year ended December 31, 2012.

Liquidity and Capital Resources

Our liquidity and capital resources as of December 31, 2013 consisted of cash of $2,134,510. As of December 31, 2012, the cash balance was $5,763.  The liquidity position at December 31, 2013 resulted primarily from the excess of funds raised from the Company’s private placement over funds invested in the purchase of home inventory. The Company used $336,806 for operating activities in 2013. This resulted from a net loss of $1,070,720, after adding back the amortization of debt discount of $563,253, depreciation of $74,800, and the net change in operating assets and liabilities of $95,861. The Company used $140,778 in operations in 2012.

In 2013, the Company invested $12,235,225 in new homes and made escrow deposits and incurred prepaid expenses for future acquisitions of $151,128 totaling $12,386,353 of cash used for investing activities. For the year ended December 31, 2012, the Company used $343,410 of cash in investing activities to acquire homes. Note that subsequent to year end, on January 31, 2014, the Company purchased an additional 18 homes in Houston, Texas and used $1,541,371 of cash.

The Company had net cash provided by financing activities of $14,851,906 in 2013 derived from $14,539,082 of net proceeds from the issuance of common stock, $500,000 from the issuance of convertible notes payable, less payments of convertible notes payable of $152,176, and deferred stock issuance costs of $35,000. For the year ended December 31, 2012, the Company received $554,352 of proceeds from convertible notes payable, paid $15,000 of convertible notes payable, and had $50,000 of deferred stock issuance costs resulting in $489,352 of net cash provided by financing activities. Thus 2012 operating and investing activities were financed primarily from the issuance of convertible notes payable.

The Company’s future acquisition activity relies primarily on its ability to raise funds from the further issuance of common shares combined with new loan transactions secured by its current and future home inventories. The Company remains focused on acquiring new capital. The Company believes its current cash balance combined with its estimated future net rental revenue is sufficient to fund its operating activities in 2014.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Revenue Recognition

Property is leased under rental agreements of generally one year and revenue is recognized over the lease term on a straight-line basis.

Property Acquisitions

The Company accounts for its acquisitions of real estate in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Accounting for Business Combinations, Goodwill, and Other Intangible Assets, which requires the purchase price of acquired properties be allocated to the acquired tangible assets and liabilities, consisting of land, building, and identified intangible assets, consisting of the value of above-market and below-market leases, the value of in-place leases, unamortized lease origination costs and security deposits, based in each case on their fair values.

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

The total value allocable to intangible assets acquired, which consists of unamortized lease origination costs and in-place leases (including an above-market or below-market component of an acquired in-place lease), are allocated based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of the existing business relationships with the tenant, growth prospects for developing new business with the tenant, the remaining term of the lease and the tenant’s credit quality, among other factors. For acquisitions made in 2012 and 2013, management has determined that no value is required to be allocated to intangible assets, as the leases assumed are short-term with values that are insignificant.

Land, Buildings and Improvements

Land, buildings and improvements are recorded at cost and depreciated over estimated useful lives of approximately 27.5 years using the straight-line method. Maintenance and repair costs are charged to operations as incurred.

The Company assesses the impairment of long-lived assets, whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value, as measured by the anticipated undiscounted net cash flows of the asset. Should impairment exist, the asset is written down to its estimated fair value. The Company has not recognized any impairment losses through December 31, 2013.

Warrant Issuance and Note Conversion Feature

The Company accounts for the proceeds from the issuance of convertible notes payable with detachable stock purchase warrants and embedded conversion features in accordance with FASB ASC 470-20, Debt with Conversion and Other Options. Under FASB ASC 470-20, the proceeds from the issuance of a debt instrument with detachable stock purchase warrants shall be allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. The portion of the proceeds allocated to the warrants is accounted for as additional paid-in capital and the remaining proceeds are allocated to the debt instrument which resulted in a discount to debt which is amortized and charged as interest expense over the term of the note agreement. Additionally, pursuant to FASB ASC 470-20, the intrinsic value of the embedded conversion feature of the convertible notes payable is included in the discount to debt and amortized and charged to interest expense over the life of the note agreement.

Income Taxes

We intend to elect to be taxed as a REIT, as defined in the Internal Revenue Code, commencing with our taxable year ended December 31, 2014. However, no assurance can be given that we will qualify or remain qualified as a REIT. In the event we qualify and elect to be taxed as a REIT, we will not be subject to federal income tax provided that our distributions to our stockholders equal or exceed our REIT taxable income and satisfy all other requirements under the Internal Revenue Code.

However, qualification and taxation as a REIT depend upon our ability to meet the various qualification tests imposed under the Internal Revenue Code related to the percentage of income that we earn from specified sources, the percentage of our assets that fall within specified categories, the diversity of our capital stock ownership, and the percentage of our earnings that we distribute. Accordingly, no assurance can be given that we will be organized or be able to operate in a manner so as to qualify or remain qualified as a REIT. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates, and we may be ineligible to qualify as a REIT for four subsequent tax years. Even if we qualify as a REIT, we may be subject to certain state or local income taxes.

The tax benefit of uncertain tax positions is recognized only if it is “more likely than not” that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority, having full knowledge of all the relevant information. As of December 31, 2012 and 2013, we had no unrecognized tax benefits. We do not anticipate a significant change in the total amount of unrecognized tax benefits during 2014.

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of December 31, 2013.

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

Item 8.	Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Reven Housing REIT, Inc.

We have audited the accompanying consolidated balance sheets of Reven Housing REIT, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ (deficit) equity, and cash flows for each of the years in the two-year period then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reven Housing REIT, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ PKF
San Diego, California	PKF
March 25, 2014	Certified Public Accountants
A Professional Corporation

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2013

	2012	2013
ASSETS

Investment in real estate:
Land	$67,019	$2,514,009
Buildings and improvements	276,391	10,064,626
	343,410	12,578,635
Accumulated depreciation	(1,400)	(76,200)
Investment in real estate, net	342,010	12,502,435

Cash	5,763	2,134,510
Rents and other receivables	3,375	10,053
Escrow deposits and prepaid expenses	-	151,128
Deferred stock issuance costs	50,000	35,000

Total Assets	$401,148	$14,833,126

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Convertible notes payable - officer, net of debt discount of $123,430 in 2012, and $0 in 2013	$128,746	$-
Convertible notes payable, net of debt discount of $122,364 in 2012, and $0 in 2013	127,635	-
Convertible notes payable - shareholders, net of debt discount of $25,539 in 2012, and $0 in 2013	26,638	-
Accounts payable and accrued expenses	119,978	347,179
Accrued interest and security deposits	14,770	156,985
Related party advance	266,877	-

Total Liabilities	684,644	504,164

Commitments (Note 9)

Stockholders' (Deficit) Equity
Preferred stock, $.001 par value; 25,000,000 shares authorized; No shares issued & outstanding	-	-
Common stock, $.001 par value; 600,000,000 shares authorized; 8,350,000 shares issued & outstanding at December 31, 2012 and 87,860,880 at December 31, 2013	8,350	87,861
Additional paid-in capital	349,513	15,953,180
Accumulated deficit	(641,359)	(1,712,079)
Total Stockholders' (Deficit) Equity	(283,496)	14,328,962

Total Liabilities and Stockholders' (Deficit) Equity	$401,148	$14,833,126

The accompanying notes are an integral part of the consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2012 and 2013

	2012	2013

Rental income	$6,750	$342,243

Operating expenses:
Rental expenses	1,006	136,679
General and administrative	132,261	366,071
Legal and accounting	396,797	195,156
Interest expense	13,258	77,004
Amortization of discount on notes payable	56,530	563,253
Depreciation expense	1,400	74,800

Total operating expenses	601,252	1,412,963

Loss from continuing operations	(594,502)	(1,070,720)

Income from discontinued operations, net of taxes	334	-

Net loss	$(594,168)	$(1,070,720)

Net loss per share from continuing operations
(Basic and fully diluted)	$(0.06)	$(0.04)

Net loss per share from discontinued operations
(Basic and fully diluted)	$-	$-

Weighted average number of common shares outstanding	9,170,492	26,732,284

The accompanying notes are an integral part of the consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

For the Years Ended December 31, 2012 and 2013

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance at December 31, 2011	10,000,000	$10,000	$20,000	$(47,191)	$(17,191)

Shares returned to treasury	(1,650,000)	(1,650)	1,650	-	-

Fair value of note conversion feature and warrants issued	-	-	327,863	-	327,863

Net loss for the year	-	-	-	(594,168)	(594,168)

Balance at December 31, 2012	8,350,000	8,350	349,513	(641,359)	(283,496)

Fair value of note conversion feature and warrants issued	-	-	291,920	-	291,920

Shares issued on conversion of notes	4,510,880	4,511	897,665	-	902,176

Issuances of shares	75,000,000	75,000	14,414,082	-	14,489,082

Net loss for the year	-	-	-	(1,070,720)	(1,070,720)

Balance at December 31, 2013	87,860,880	$87,861	$15,953,180	$(1,712,079)	$14,328,962

The accompanying notes are an integral part of the consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2012 and 2013

	2012	2013
Cash Flows From Operating Activities:
Net loss	$(594,168)	$(1,070,720)
Net income from discontinued operations	(334)	-
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization of debt discount	56,530	563,253
Depreciation expense	1,400	74,800
Changes in operating assets and liabilities:
Rents and other receivables	(3,375)	(6,678)
Accounts payable, accrued expenses, accrued interest and security deposits	131,958	369,416
Related party advances	266,877	(266,877)
Net cash used for operating activities - continuing operations	(141,112)	(336,806)
Net cash provided for operating activities - discontinued operations	334	-
Net cash used for operating activities	(140,778)	(336,806)

Cash Flows From Investing Activities:
Acquisition of residential homes	(343,410)	(12,235,225)
Escrows deposits and prepaid expenses	-	(151,128)
Net cash used for investing activities	(343,410)	(12,386,353)

Cash Flows From Financing Activities:
Proceeds from convertible notes payable	554,352	500,000
Payment of convertible notes payable	(15,000)	(152,176)
Deferred stock issuance costs	(50,000)	(35,000)
Net proceeds from common stock issuance	-	14,539,082
Net cash provided by financing activities	489,352	14,851,906

Net Increase In Cash	5,164	2,128,747
Cash at the Beginning of the Year	599	5,763

Cash at the End of the Year	$5,763	$2,134,510

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Debt discount for allocation of proceeds to warrants and beneficial conversion feaure of debt	$327,863	$291,920
Conversion of debt to common shares	$-	$902,176
Deferred costs of common stock issuance	$-	$50,000

Supplemental Disclosure:

Cash paid for interest	$2,790	$88,821
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2013

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reven Housing REIT, Inc. and Subsidiaries (the “Company”) (formerly known as Bureau of Fugitive Recovery, Inc.) was incorporated in the State of Colorado on April 26, 1995. The Company previously provided bounty hunting services for bail bond businesses through July 2, 2012.

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

Basis of Accounting

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The accompanying financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries, Reven Housing Georgia, LLC and Reven Housing Texas, LLC. All significant inter-company transactions have been eliminated in consolidation.

New Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Rents and Other Receivables

Rents and other receivables represent the amount of rent receivables, security deposits and net rental funds which are held by the property manager on behalf of the Company, net of any allowance for amounts deemed uncollectible.

Deferred Stock Issuance Costs

Deferred stock issuance costs represent amounts paid for consulting services and other offering expenses in conjunction with the future raising of additional capital to be performed within one year. These costs are charged against additional paid-in capital as a cost of the stock issuance upon closing of the respective stock placement.

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash. The Company’s cash in excess of the Federal Deposit Insurance Corporation insured limits at December 31, 2013, were approximately $1,911,000. The Company does not believe it is exposed to any significant credit risk due to the quality nature of the financial instruments in which the money is held.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2013

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Revenue Recognition

Property is leased under rental agreements of generally one year and revenue is recognized over the lease term on a straight-line basis.

Income Taxes

The Company intends to elect to be taxed as a REIT, as defined in the Internal Revenue Code, commencing with the taxable year ended December 31, 2014. Management believes that the Company will be able to satisfy the requirements for qualification as a REIT. Accordingly, the Company is not expecting to be subject to federal income tax, provided that it qualifies as a REIT and distributions to the stockholders equal or exceed REIT taxable income.

However, qualification and taxation as a REIT depend upon the Company’s ability to meet the various qualification tests imposed under the Internal Revenue Code related to the percentage of income that are earned from specified sources, the percentage of assets that fall within specified categories, the diversity of capital stock ownership, and the percentage of earnings that are distributed. Accordingly, no assurance can be given that the Company will be organized or be able to operate in a manner so as to qualify or remain qualified as a REIT. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates, and the Company may be ineligible to qualify as a REIT for four subsequent tax years. Even if the Company qualifies as a REIT, it may be subject to certain state or local income taxes.

The tax benefit of uncertain tax positions is recognized only if it is “more likely than not” that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority, having full knowledge of all the relevant information. As of December 31, 2012 and 2013, the Company had no unrecognized tax benefits. The Company does not anticipate a significant change in the total amount of unrecognized tax benefits during 2014.

Incentive Compensation Plan

During 2012, the Company established the 2012 Incentive Compensation Plan, which was subsequently amended and restated in December 2013 (“2012 Plan”). The 2012 Plan allows for the grant of options and other awards representing up to 33,000,000 shares of the Company’s common stock. Such awards may be granted to officers, directors, employees, consultants and other persons who provide services to the Company or any related entity. Under the 2012 Plan, options may be granted at an exercise price greater than or equal to the market value at the date of the grant, for owners of 10% or more of the voting shares, at an exercise price of not less than 110% of the market value. Awards are exercisable over a period of time as determined by a committee designated by the Board of Directors, but in no event longer than ten years. No awards have been granted as of December 31, 2013.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2013

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss Per Share

Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share. For the year ended December 31, 2012 there were no shares that were potentially dilutive. For the year ended December 31, 2013, potentially dilutive securities excluded from the calculations were 5,271,760 shares issuable upon exercise of outstanding warrants granted in conjunction with the convertible notes.

Financial Instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying consolidated balance sheets, approximates fair value.

Security Deposits

Security deposits represent amounts deposited by tenants at the inception of the lease.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and reported amounts of expenses for the periods presented. Accordingly, actual results could differ from those estimates. Significant estimates include assumptions used to value warrants and conversion features associated with convertible notes payable (Note 3). Further, significant estimates include assumptions used to determine the allocation of purchase prices of property acquisitions (Note 1).

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

The total value allocable to intangible assets acquired, which consists of unamortized lease origination costs and in-place leases (including an above-market or below-market component of an acquired in-place lease), are allocated based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of the existing business relationships with the tenant, growth prospects for developing new business with the tenant, the remaining term of the lease and the tenant’s credit quality, among other factors. For acquisitions made in 2012 and 2013, management has determined that no value is required to be allocated to intangible assets, as the leases assumed are short-term with values that are insignificant.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2013

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Land, Buildings and Improvements

Land, buildings and improvements are recorded at cost and depreciated over estimated useful lives of approximately 27.5 years using the straight-line method. Maintenance and repair costs are charged to operations as incurred.

The Company assesses the impairment of long-lived assets, whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value, as measured by the anticipated undiscounted net cash flows of the asset. Should impairment exist, the asset is written down to its estimated fair value. The Company has not recognized any impairment losses through December 31, 2013.

Reclassifications

Certain amounts for 2012 have been reclassified to conform to the current year’s presentation.

NOTE 2. RESIDENTIAL HOMES, NET

Reven Housing Georgia, LLC (a wholly owned subsidiary of Reven Housing REIT, Inc.) completed the acquisition of nine residential homes. The nine homes are located in various cities in Georgia. Five of these homes were purchased in 2012 and the remaining four homes were purchased on January 10, 2013.

On October 4, 2013, Reven Housing Texas, LLC (a wholly owned subsidiary of Reven Housing REIT, Inc.) entered into a purchase and sale agreement for the purchase of a portfolio of 170 single family homes located in the Houston, Texas metropolitan area. On October 31, 2013, the Company closed and completed the purchase of 150 of the homes at a total cost of $11,971,797 including closing expenses (Note 10).

Residential homes purchased by the Company are recorded at cost. The Homes are depreciated over the estimated useful lives using the straight-line method for financial reporting purposes. The estimated useful life for the residential homes is estimated to be 27.5 years. The Homes are leased on short-term leases expiring on various dates over the coming year.

The following table represents the Company’s net investment in the homes and allocates purchase price in accordance with ASC 805:

						Investment
	Number		Residential	Total	Accumulated	In Real Estate
	of Homes	Land	Homes	Investment	Depreciation	Net
Purchased during 2012:
Georgia	5	$67,019	$276,391	$343,410	$(1,400)	$342,010

Total at December 31, 2012	5	67,019	276,391	343,410	(1,400)	342,010

Purchased during 2013:
Georgia	4	52,631	210,797	263,428	(16,800)	246,628
Texas	150	2,394,359	9,577,438	11,971,797	(58,000)	11,913,797

Total at December 31, 2013	159	$2,514,009	$10,064,626	$12,578,635	$(76,200)	$12,502,435

Net investment in homes, as shown above, consists of the following as of December 31:

	2012		2013
	Number	Investment	Number	Investment
	of Homes	Net	of Homes	Net
Leased	5	$342,010	146	$11,579,899
Vacant	-	-	13	922,536

	5	$342,010	159	$12,502,435

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2013

NOTE 3. CONVERTIBLE NOTES PAYABLE

The Company issued convertible promissory notes (the “Notes”) to certain accredited investors, shareholders, and officers in the aggregate principal amount of $1,054,352. Of this total, $500,000 was issued on January 3, 2013 in order to fund the four residential homes purchased in January 2013 and to pay operating expenses. The maturity date for the Notes was the earlier of December 31, 2013, or upon the Company raising $5 million or more of equity capital. The Notes bore interest at a rate of 10 percent per annum payable in full on the maturity date and were unsecured. Upon the Company successfully raising additional capital, the Notes could be exchanged by the holders for such securities of the Company at the same price and on the same terms and conditions being offered to the other investors in such financing, and the principal and accrued interest under the Notes could be applied towards the purchase price of such security. The Notes could be prepaid in whole or in part at the Company’s option without penalty.

Of the total Notes, $652,176 were issued to an officer, $350,000 were issued to accredited investors, and $52,176 to shareholders.

On September 27, 2013, in connection with the Company’s sale of common stock through a private placement (Note 5), convertible notes with a principal balance of $902,176 were exchanged for 4,510,880 shares of common stock at a conversion price of $0.20 per share and retired. Also in connection with the private placement, notes with a principal balance of $152,176 were paid in full with cash payments. Additionally, the Company paid accrued interest of $82,071 on all the convertible notes with cash payments.

Warrant Issuance and Note Conversion Feature

In connection with the issuance of the above Notes, the Company also issued to the investors 5-year detachable warrants exercisable for shares of the Company’s common stock (the “Warrants”). The exercise price of the Warrants is at the same price per share as the price of the equity securities sold to investors in the qualified equity financing, and each Warrant provides for 100% warrant coverage on the principal amount of the related Note.

The fair value of the Warrants and debt beneficial conversion feature were determined using the Monte-Carlo simulation valuation model that uses assumptions for expected volatility, expected dividends, and the risk-free interest rate. Expected volatilities were based on weighted averages of the selected peer group of thirteen companies as the Company has limited trading history and were estimated over the expected term of the Warrants. The risk-free rate was based on the U.S. Treasury yield curve at the date of issuance for the period of the expected term.

Accordingly, the fair value of the proceeds attributable to Warrants of $309,892 and the debt beneficial conversion feature of $309,891 totaling $619,783, was recorded as an increase in additional paid-in capital and as a corresponding discount to the convertible notes payable. Of the total debt discount of $619,783, $327,863 and $291,920 was recorded to additional paid-in capital and debt discount during 2012 and 2013, respectively. The discount was amortized over the term of the convertible notes payable using the interest method. In connection with the Company’s private placement of common stock and the corresponding conversion and retirement of the Notes, all remaining discount was recognized as an expense as of September 27, 2013. Amortization of the discount amounted to $56,530 and $563,253 and is included as a separate expense on the Consolidated Statements of Operations for the years ended December 31, 2012 and 2013, respectively.

A summary of the assumptions used to value the warrants and the beneficial conversion feature are as follows:

	2012	2013
	0.79%	1.40%
Risk -free interest rate	48%	47%
Expected stock volatility	5	5
Time to expiration (years)	$1.00	$0.20
Fair value of common stock	$0.00	$0.00
Expected dividends

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2013

NOTE 4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At December 31, 2012 and 2013, accounts payable and accrued expenses consisted of the following:

	2012	2013

Accounts payable	$-	$89,666
Accrued property taxes	-	196,141
Accrued legal fees	119,978	61,372

	$119,978	$347,179

NOTE 5. STOCKHOLDERS’ EQUITY

On September 27, 2013, the Company entered into a stock purchase agreement with King APEX Group II, Ltd. and King APEX Group III, Ltd., which are funds managed by Allied Fortune (“HK”) Management Limited, a Hong Kong based funds management company, in connection with a private placement of up to 125,000,000 shares of its common stock at a price of $0.20 per share, for aggregate gross proceeds of up to $25 million. Under the terms of this agreement, a total of 75,000,000 shares at a gross price of $15,000,000 were purchased through December 31, 2013. Cash proceeds after offering expenses were $14,539,082, plus an additional non-cash expense of $50,000 representing additional deferred costs relating to the private placement resulting in net proceeds of $14,489,082.

In connection with the private placement of the Company’s common stock pursuant to the stock purchase agreement mentioned above, the Company also entered into a convertible promissory note conversion agreement on September 27, 2013 with certain holders of its outstanding 10% convertible promissory notes. Pursuant to the note conversion agreement, the Company agreed to issue shares of its common stock to those holders of the notes desiring to convert their convertible notes at the conversion price of $0.20 per share for the cancellation of the outstanding principal amounts under those notes. Certain holders elected to receive, and the Company agreed to make, cash payments on the outstanding principal amounts on their notes in lieu of shares of common stock. In addition, the Company agreed to make cash payments on all the accrued interest due under the notes. As a result of the above, the Company issued 4,510,880 shares and closed on the conversion of $902,176 of aggregate principal of the Company’s outstanding notes. The remaining $152,176 of outstanding principal and all of the accrued interest under the notes of $82,071 have been repaid in full. Additionally in connection with the Company’s private placement, the number of Warrants issued and outstanding to the note holders was set at 5,271,760 shares at an exercise price of $0.20 per share.  The warrants will expire on September 27, 2018, if not exercised prior to that date.

As a result of the issuance of the 75,000,000 shares to King APEX Group II, Ltd. and King Apex Group III, Ltd., the two funds under common control collectively own approximately 85.4% of the Company’s outstanding voting shares and Mr. Carpenter now owns approximately 9.5% of the Company’s outstanding voting shares.

On October 30, 2013, the Company amended its Articles of Incorporation to increase the number of authorized shares to 600,000,000 from 100,000,000.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2013

NOTE 6. INCOME TAXES

The Company plans to elect REIT status effective for the year ending December 31, 2014, when it meets all requirements allowing it to do so. At that time, the Company would generally not be subject to income taxes assuming it complied with the specific distribution rules applicable to REITs.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and expected carry-forwards are available to reduce taxable income. The Company records a valuation allowance when, in the opinion of management, it is more likely than not, that the Company will not realize some or all deferred tax assets. As the achievement of required future taxable income is uncertain, the Company required a valuation allowance at December 31, 2012 and 2013. The valuation allowance increased by $226,000 and $192,000 during 2012 and 2013, respectively. At December 31, 2013 the Company had federal and state net operating loss carry-forwards of approximately $675,000 and $673,000, respectively. The federal and state tax loss carry-forwards will begin to expire in 2032, unless previously utilized.

Significant components of the Company’s deferred tax assets are as follows:

	2012	2013

Deferred tax assets:
Start-up and acquisition costs	$20,000	$180,000
Net operating losses	210,000	256,000
	230,000	436,000

Deferred tax liabilities:
Depreciation and amortization	-	(14,000)

Total	230,000	422,000
Valuation allowance	(230,000)	(422,000)

Net deferred tax assets	$-	$-

Pursuant to Internal Revenue Code Section 382, use of the Company’s net operating loss carry-forwards may be limited if a cumulative change in ownership of more than 50% occurs within a three year period. Management believes that such an ownership change had occurred but has not performed a study of the limitations on the net operating losses.

Expected income tax by applying the statutory income tax rate to net loss differs from the actual tax provision as follows:

	2012	2013

Tax computed at the federal statutory rate	$(210,000)	$(364,000)
State taxes	(16,000)	(62,000)
Permanent differences	-	225,000
Other	-	9,000
Valuation allowance	226,000	192,000

Total provision	$-	$-

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2013

NOTE 7. RELATED PARTY TRANSACTIONS

At December 31, 2012, the Company had convertible notes payable outstanding to Chad M. Carpenter of $252,176. At September 27, 2013, the Company had convertible notes payable outstanding to Chad M. Carpenter and Reven Capital, LLC, an entity wholly owned by Mr. Carpenter, in the amount of $652,176, that were converted to Company common stock as described more fully in Notes 3 and 5.

At December 31, 2012, the Company had convertible notes payable outstanding to certain other shareholders of the Company in the amount of $52,176. These notes were paid off or converted to Company common stock on September 27, 2013 as described more fully in Notes 3 and 5.

At December 31, 2012, the Company owed Reven Capital, LLC $266,877, for advances made for operating expenses. Reven Capital, LLC is wholly-owned by Chad M. Carpenter. The Company sub-leases office space on a month-to-month basis from Reven Capital, LLC and reimburses Reven Capital for Company expenses paid and previously advanced by Reven Capital, LLC. The advances are due on demand, unsecured and are non-interest bearing. During the year ended December 31, 2013, the Company incurred an additional $148,438 of expenses that were paid by Reven Capital, LLC. All of these advances were paid off in full during the year ending December 31, 2013, for total payments of $415,315.

For the year ended December 31, 2012, the Company paid $50,000 for consulting services to a company in which a Board of Director member of the Company is the Senior Managing Principal which was included in deferred stock issuance costs on the accompanying consolidated balance sheet as of December 31, 2012 and was charged against additional paid-in capital upon the closing of the private placement on September 27, 2013.

NOTE 8. LEASE INCOME

The Company generally rents properties under non-cancelable lease agreements with a term of one year. Future minimum rental revenues under leases existing on properties as of December 31, 2013 are expected to be as follows:

2014	$535,301
2015	7,895

$543,196

The Company operates in two states. The breakdown of lease income between the two states for the years ending December 31, 2012 and 2013 are as follows:

	2012	2013
	Rent	Rent
	Revenue	Revenue
Georgia	$6,750	$70,716
Texas	-	271,527

	$6,750	$342,243

NOTE 9. COMMITMENTS

Property Management Agreement

The Company has entered into property management agreements with unrelated property management companies in which the Company will pay management fees ranging from six to eight percent of gross rental receipts.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2013

NOTE 10. SUBSEQUENT EVENT

Single Family Home Purchase

On January 31, 2014, a wholly owned subsidiary of the Company closed on an additional 18 single family homes as part of the October 31, 2013 purchase (Note 2), located in the Houston, Texas metropolitan area. Investment in the 18 homes, including acquisition and closing costs, totaled $1,597,663.

The below shows the pro forma effect to the Company’s balance sheet of the purchase of the homes if the subsequent events had occurred as of December 31, 2013:

				December 31, 2013
Reven Housing REIT, Inc and Subsidiaries	December 31,	Pro Forma		Pro Forma
Unaudited Pro Forma Condensed Balance Sheet	2013	Adjustments		Adjustments

ASSETS
Residential homes, net of accumulated depreciation	$12,502,435	$1,597,663	(a)	$14,100,098
Cash	2,134,510	(1,541,371	)(a)	593,139
Rents and other receivables	10,053	-		10,053
Escrow deposits and prepaid expenses	151,128	3,662	(a)	154,790
Deferred stock issuance costs	35,000	-		35,000

Total Assets	$14,833,126	$59,954		$14,893,080

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$347,179	$41,144	(a)	$388,323
Security deposits	156,985	18,810	(a)	175,795

Total Liabilities	504,164	59,954		564,118

Stockholders' Equity
Common stock	87,861	-		87,861
Additional paid-in capital	15,953,180	-		15,953,180
Accumulated deficit	(1,712,079)	-		(1,712,079)
Total Stockholders' Equity	14,328,962	-		14,328,962

Total Liabilities and Stockholders' Equity	$14,833,126	$59,954		$14,893,080

(a) Acquisition of 18 single family homes for cash, allocation of purchase price and recognition of liabilities assumed.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report. Based upon that evaluation and for the reasons stated in section (c) below, our management, including our CEO and CFO, concluded that, as of December 31, 2013, such disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Security Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

(b)  Changes in internal control over financial reporting.

There were no changes to our internal control over financial reporting (as defined in Rules 15a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)  Management’s report on internal controls over financial reporting.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Under the supervision of and with the participation of our CEO and CFO, management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, and our overall control environment. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

Our Board of Directors consists of six directors. Of these six directors, we believe that five, constituting a majority, are considered “independent” as defined in Rule 5605 of the NASDAQ Marketplace Rules.

Set forth below are the names, ages and positions of our directors and executive officers as of the date of this prospectus.

Name	Age	Position

Chad M. Carpenter	48	President, Chief Executive Officer, Chairman of the Board of Directors

Thad L. Meyer	53	Chief Financial Officer and Secretary

Jon Haahr	60	Director

Xiaofan Bai	31	Director

Xiaohang Bai	25	Director

Siyu Lan	36	Director

Guojuan Cheng	57	Director

Set forth below is biographical information for each of our directors and executive officers.

Chad M. Carpenter

Mr. Carpenter has served as our President and Chief Executive Officer and as a member of our Board of Directors since July 2, 2012, and as the Chairman of our Board of Directors since August 29, 2012. Mr. Carpenter also served as our Chief Financial Officer from July 2, 2012 to December 26, 2013 and as our Secretary from July 2, 2012 to July 5, 2012. He has also served as the Chief Executive Officer of our subsidiaries, Reven Housing Georgia, LLC and Reven Housing Texas, LLC, since October 26, 2012 and October 9, 2013, respectively. Mr. Carpenter is the chief executive officer and a member of the Board of Directors of Reven Capital, LLC (“Reven Capital”), a private real estate investment firm focused on opportunistic investing, positions he has held since he founded Reven Capital in January 2009. Mr. Carpenter oversees all aspects of Reven Capital’s operations and chairs all investment committees and boards for each of its funds. Prior to founding Reven Capital, Mr. Carpenter served in various executive officer capacities, including chief executive officer and as a member of the investment committee of Equastone, LLC (“Equastone”) since he co-founded the company in 1994. Equastone was primarily engaged in the investment of office properties in the western and southern regions of the United States. Mr. Carpenter has been involved in over $2 billion in real estate transactions, with over 25 years of experience in real estate, investing, fund management, operations and brokerage across multiple property types. In addition, Mr. Carpenter has experience with international investments and the acquisition of distressed debt and related foreclosure. He is a frequent speaker on the topic of real estate investing and real estate capital markets. In 2005, Mr. Carpenter was selected as one of Real Estate Southern California’s “40 Under 40.” In 2007, he was a finalist for the Ernst & Young Entrepreneur of the Year Award in San Diego and was also chosen as one of the “20 Rising Stars of Real Estate” globally by Institutional Investor News. Mr. Carpenter also currently serves on the Board of Directors of Western Residential Opportunity Fund, LLC, and he was a member of the Board of Directors of Dahc Investments, Inc. from January 2009 to December 2012. Mr. Carpenter holds a Bachelor of Arts degree in Economics from the University of Southern California.

We believe that Mr. Carpenter’s experience as president and chief executive officer of Reven Housing REIT, Inc. and his many years of industry experience make him a valuable member of our Board of Directors.

Jon K. Haahr

Mr. Haahr has served as a member of our Board of Directors since July 5, 2012. Mr. Haahr is senior managing principal of Silver Portal Capital, LLC, which is an investment and merchant bank focusing exclusively on the real estate sector. In this role, Mr. Haahr provides strategic and financial advice and capital formation services to real estate clients with interests in a wide range of commercial, healthcare and hospitality properties. Prior to founding Silver Portal in 2001, Mr. Haahr was co-head and managing director of real estate investment banking for Wachovia Securities from 1999 to 2000. Mr. Haahr founded and managed the Real Estate and Lodging Group at EVEREN Securities, Inc., the successor firm to Kemper Securities, from 1991 to 2000. Mr. Haahr also served on the board of directors of Clarion Partners Property Trust Inc. from June 2010 to July 2013 and as non-executive chairman of the board of directors of Genea Energy Partners, Inc. from April 2011 to August 2011. Other past board directorships that Mr. Haahr has served include Great Lakes REIT, Inc. (NYSE: GL) and Arlington Hospitality, Inc. (NASDAQ: HOST). He also previously served as Trustee of the James A. Graaskamp Center for Real Estate School at the University of Wisconsin in Madison. Mr. Haahr maintains a number of industry affiliations, including the Urban Land Institute, an industry association representing community builders and Pension Real Estate Association, an industry association for institutional real estate investors. Mr. Haahr is a certified public accountant and holds a Bachelor of Arts in Economics from Iowa State University in Ames and a Master of Business Administration from the University of Iowa in Iowa City.

We believe that Mr. Haahr’s real estate investment banking experience, his prior experience on the board of directors of public and private companies, and his certified public accountant designation are relevant experiences, attributes and skills that make him a valuable member of our Board of Directors.

Xiaofan Bai

Mr. Bai was appointed to our Board of Directors on September 27, 2013. He is currently the Chief Executive Officer and Chairman of the board of directors of Allied Fortune (Hong Kong) Management Limited, which is a fund and asset management company focusing primarily in the real estate sector. In this role, Mr. Bai oversees all aspects of Allied Fortune’s operations and manages its investment funds and real assets. Prior to founding Allied Fortune in 2012, Mr. Bai was the Senior Investment Manager in China Pacific Insurance Co., the third largest insurance company in China. Mr. Bai previously worked for the Real Estate Investment Banking team at Macquarie Bank, where he participated in deals in Australia, Hong Kong, China, Japan and the USA and was primarily responsible for due diligence, corporate valuation, negotiation and other investment banking activities. Mr. Bai also worked in the Proprietary Trading Department of ShenYinWanGuo Securities Co., which was the earliest established securities company in China. Mr. Bai holds degrees in Finance and Accounting from the University of Sydney.

We believe that Mr. Bai’s extensive professional experience relating to investment banking, asset management and corporate management are relevant experiences, attributes and skills that make him a valuable member of our Board of Directors.

Guojuan Cheng

Ms. Cheng was appointed to our Board of Directors on September 27, 2013. Ms. Cheng worked for the Bank of China as a loan manager from 1998 to 2012. She was an expert in corporate financing, corporate lending and relationship management. Ms. Cheng initiated and executed a large number of corporate lending deals of large size for the Bank of China. Ms. Cheng holds a Bachelor’s Degree in Commerce from Shanghai University.

We believe that Ms. Cheng’s extensive professional experience in banking and finance are relevant experiences, attributes and skills that make her a valuable member of our Board of Directors.

Siyu Lan

Ms. Lan was appointed to our Board of Directors on September 27, 2013. Ms. Lan is currently the Chief Financial Officer of Allied Fortune (Hong Kong) Management Limited. In this role, Ms. Lan oversees all company accounting practices and directs financial strategy, planning and forecasts. Prior to joining Allied Fortune, Ms. Lan worked for China Development Bank as a senior loan officer from 2008 to 2012. She has extensive experience in corporate lending, risk management, asset valuation and management accounting. Ms. Lan holds a Master of Accounting from the University of Sydney and an Investment & Finance degree from Macquarie University Australia.

We believe that Ms. Lan’s extensive professional experience in risk management and accounting are relevant experiences, attributes and skills that make her a valuable member of our Board of Directors.

Xiaohang Bai

Mr. Bai was appointed to our Board of Directors on September 27, 2013. Mr. Bai is currently the Chief Investment Officer of Allied Fortune (Hong Kong) Management Limited. In this role, Mr. Bai leads the research team on global equities and provides professional skills in asset management. Mr. Bai specializes in real estate stock investment and investment fund management. Mr. Bai is a FRM Part II candidate. He holds a Bachelor of Science degree in Finance from the Shanghai University of International Business and Economics and a Master of Science degree in Finance from the Clark University.

We believe that Mr. Bai’s extensive professional experience relating to investments in global equities, especially in the real estate category, are relevant experiences, attributes and skills that make him a valuable member of our board of directors.

Thad L. Meyer

Mr. Meyer has served as our Secretary since October 30, 2013, and as our Chief Financial Officer since December 26, 2013. Mr. Meyer is President of Alliance Turnaround Management, Inc., a position he has held since 2003. Alliance Turnaround Management is a problem resolution firm that specializes in distressed real estate opportunities. Since February 2009, Mr. Meyer has also served as the Chief Financial Officer of Reven Capital. From March 2011 to April 2013, Mr. Meyer served as principal and Chief Operating Officer of Southern California Investors, Inc., a firm specializing in the acquisition, improvement and sale of distressed single family homes. Additionally, from November 2004 to February 2009, Mr. Meyer served as the Chief Financial Officer of Equastone. Mr. Meyer is a Certified Public Accountant, Certified Turnaround Professional, and a California Real Estate Broker. Mr. Meyer holds a Bachelor of Science degree in Accounting from Colorado State University.

Family Relationships

Ms. Cheng is the mother of Mr. Xiaofan Bai and the aunt of Mr. Xiaohang Bai, and Mr. Xiaofan Bai and Mr. Xiaohang Bai are cousins. There are no other family relationships between any of our directors and executive officers.

Additional Information about our Board and its Committees

The number of members of our Board of Directors will be determined from time to time by resolution of our Board of Directors. Our Board of Directors currently consists of six persons. Our directors hold office until the earlier of their death, resignation or removal or until their successors have been qualified.

Our Board of Directors has determined that all of our directors, with the exception of Mr. Carpenter, are “independent” as defined in Rule 5605 of the NASDAQ Marketplace Rules.

Our Board of Directors believes its members collectively have the experience, qualifications, attributes and skills to effectively oversee the management of our Company, including a high degree of personal and professional integrity, an ability to exercise sound business judgment on a broad range of issues, sufficient experience and background to have an appreciation of the issues facing our Company, a willingness to devote the necessary time to Board duties, a commitment to representing the best interests of our Company and a dedication to enhancing stockholder value.

There have been no material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors.

Directors’ and Officers’ Liability Insurance

We do not have directors’ and officers’ liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers. We have entered into indemnification agreements with key officers and directors, and such persons shall also have indemnification rights under applicable laws, and our articles of incorporation and bylaws.

Executive Sessions of Independent Directors

We expect to have executive sessions of our independent directors periodically at our board meetings.

Board Leadership Structure and Role in Risk Oversight

We have not adopted a formal policy on whether the chairman and chief executive officer positions should be separate or combined. Mr. Carpenter has served as our chief executive officer since July 2012 and as our chairman of the board since August 2012.

Director Independence

We currently have six directors serving on our Board of Directors: Chad M. Carpenter, Jon Haahr, Xiaofan Bai, Xiaohang Bai, Siyu Lan and Guojuan Cheng. We are not currently a listed issuer and, as such, are not subject to any director independence standards. Using the independence standards under the NASDAQ Marketplace Rules, all of our directors, with the exception of Mr. Carpenter, meet the independence standards. Additionally, each of our compensation committee members (Messrs. Xiaofan Bai, Xiaohang Bai and Haahr) is “independent” as defined in Rule 5605 of the NASDAQ Marketplace Rules.

Committees

The Company currently does not have standing audit or nominating committees of the board of directors, and therefore our Board of Directors performs such functions. Our common stock is not currently listed on any national exchange and we are not required to maintain such committees by any self-regulatory agency. We do not believe it is currently necessary for our Board of Directors to appoint such committees because the volume of matters that historically came before our Board of Directors for consideration permitted each director to give sufficient time and attention to such matters to be involved in all decision making. At the appropriate time, the board intends to form two standing committees of the board of directors: audit and nominating and corporate governance.

The Company does not currently have an audit committee financial expert. The Board of Directors does not believe it is necessary to designate an audit committee financial expert at this time due to the Company’s limited operating history and the limited volume of matters that come before the Board of Directors requiring such an expert. At the time the Board forms the standing audit and nominating committees of the Board of Directors, the Board intends to designate an audit committee financial expert.

Our compensation committee, which is composed of Messrs. Xiaofan Bai, Xiaohang Bai, and Haahr, and for which Mr. Xiaofan Bai currently serves as the Chairman, supports our Board of Directors in fulfilling its oversight responsibilities relating to senior management and director compensation, including the administration of our Amended and Restated 2012 Incentive Compensation Plan. Each of the members of our Compensation Committee is “independent” as defined in Rule 5605 of the NASDAQ Marketplace Rules.

Code of Ethics

Our Board of Directors has adopted a code of ethics that applies to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. Among other matters, our code of ethics is designed to deter wrongdoing and to promote the following:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest;

•	full, fair, accurate, timely and understandable disclosure in our reports filed with the SEC and other public communications;

•	compliance with applicable governmental laws, rules and regulations;

•	prompt internal reporting of violations of the code to appropriate persons identified in the code; and

•	accountability for adherence to the code.

Any waiver of the code of ethics for our executive officers, directors or employees may be made only by the Nominating and Corporate Governance Committee and will be promptly disclosed as required by law or stock exchange regulations.

A copy of our code of ethics is available free of charge in print to any stockholder requesting a copy in writing from our corporate secretary at 7911 Herschel Avenue, Suite 201, La Jolla, California 92037.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes of ownership of common stock and our other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such reports furnished to us, and any written representations provided to us, during the fiscal year ended December 31, 2013, or with respect to such fiscal year, we believe that (i) Mr. Xiaofan Bai failed to file his initial statement of beneficial ownership on Form 3; (ii) Mr. Xiaohang Bai, Ms. Guojuan Cheng and Ms. Siyu Lan failed to file on a timely basis each of their initial statements of beneficial ownership on Form 3, which were filed on November 19, 2013; and (iii) Mr. Xiaofan Bai failed to file his statements of changes in beneficial ownership on Form 4 in connection with his changes in ownership resulting from our private placements on October 30, 2013 and November 22, 2013; and (iv) Allied Fortune (HK) Management Ltd failed to file on a timely basis its statements of changes in beneficial ownership on Form 4 in connection with its changes in ownership resulting from our private placements on October 30, 2013 and November 22, 2013, which was filed on March 12, 2014. With those exceptions, we believe that all Section 16(a) filing requirements were met.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Chad M. Carpenter, President,	2013	$60,000	—	—	—	—	—	—	$60,000
CEO, and Chairman (1)	2012	—	—	—	—	—	—	—	—

Thad L. Meyer, CFO, and	2013	$9,000	—	—	—	—	—	—	$9,000
Secretary (2)	2012	—	—	—	—	—	—	—	—

Michael P. Soni, Former	2013	—	—	—	—	—	—	$118,549	$118,549
Secretary (3)	2012	—	—	—	—	—	—	$27,500	$27,500

(1)	Mr. Carpenter has served as our President, CEO and director since July 2, 2012, and as Chairman since August 29, 2012. Mr. Carpenter also served as our CFO from July 2, 2012 to December 26, 2013 and as our Secretary from July 2-5, 2012. Mr. Carpenter received no compensation until September 2013, when the salary provisions of his employment agreement were triggered based on our company reaching the benchmark of at least $10 million of capital (net of taxes and expenses). Mr. Carpenter has been receiving monthly salary payments of $20,000 since October 1, 2013 in accordance with that agreement.

(2)	Mr. Meyer has served as our Secretary since October 30, 2013 and as our CFO since December 26, 2013. Mr. Meyer did not receive any compensation or payments in 2012. We do not have an employment agreement with Mr. Meyer but intend to enter into an agreement in the near term. Mr. Meyer has been receiving monthly salary payments of $17,500 since January 1, 2014. Prior to Mr. Meyer joining our company as Secretary and CFO, Alliance Turnaround Management, Inc., a company of which Mr. Meyer is the owner and President, provided certain consulting services to us and was paid $66,295 in fees in 2013 and $13,515 in fees in 2012, and these fees paid to Alliance Turnaround were not executive compensation and therefore are not included in the Summary Compensation Table. For more details regarding these consulting services provided to us, see the disclosure regarding Alliance Turnaround Management, Inc., in Item 13 Certain Relationships and Related Party Transaction of this report.

(3)	Mr. Soni was our Secretary from July 5, 2012 until October 30, 2013. During the fiscal year ended December 31, 2013, we paid an aggregate of $118,549 in consulting fees to Mr. Soni. During the fiscal year ended December 31, 2012, we paid an aggregate of $27,500 in consulting fees to Mr. Soni. Other than such consulting fees, Mr. Soni did not receive any compensation or payments in 2012 or 2013. We do not have an employment agreement with Mr. Soni. Mr. Soni has been receiving monthly consulting payments of $13,333 since November 1, 2013.

Executive Officers

Except as described above, we have not paid any other salaries or other compensation to any of our executive officers from our inception through December 31, 2013. In addition, as of December 31, 2013, we had not granted any options or other equity awards, and therefore there are no outstanding equity awards at fiscal year-end for fiscal 2013. As such, as of December 31, 2013, we had no information to report in the form of the Outstanding Equity Awards at Fiscal Year-End Table.

Employment Agreement

On March 4, 2013, we entered into an employment agreement with Chad M. Carpenter in connection with Mr. Carpenter’s services as our chief executive officer. Mr. Carpenter has served as our president, chief executive officer, and a member of our board of directors since July 2012 when Mr. Carpenter joined our company and is currently also the chairman of our Board of Directors.

The employment agreement provides for an initial term of 5 years and automatically renews for successive 2-year terms, unless we or Mr. Carpenter elects not to renew. Under the employment agreement, effective as of the date we have received at least $10 million of capital (net of taxes and expenses) Mr. Carpenter is entitled to begin receiving an annual base salary of $240,000. As of September 2013, we reached that benchmark, and Mr. Carpenter began receiving salary payments pursuant to the employment agreement. Mr. Carpenter will be entitled to bonuses ranging from 50% to 200% of his base salary based on the satisfaction of performance criteria to be established by the Board of Directors. Mr. Carpenter will also be entitled to participate in any benefit plans or other incentive plans that may be offered by us to employees and executives and will be eligible to receive stock options and other equity awards under our 2012 Incentive Compensation Plan as determined by the Board. In the event that Mr. Carpenter’s employment is terminated by us without cause, Mr. Carpenter leaves for good reason as specified in the employment agreement or the employment agreement is not extended by us without cause or by Mr. Carpenter for good reason, then Mr. Carpenter will be entitled to receive a severance payment equal to 2 times the sum of his annual base salary and target bonus plus a lump-sum payment equal to the greater of 1% of the value of our company at the time of notice of termination or $2,000,000, less any gross amounts received or realized by Mr. Carpenter in respect of any stock options or equity awards granted to him during the term his employment (the “Severance Payment”). Mr. Carpenter will also be entitled to the Severance Payment if his employment is terminated by us without cause or by Mr. Carpenter for good reason during the 18-month period following a change in control of our company. Furthermore, we have agreed to reimburse Mr. Carpenter for actual expenses incurred in connection with the organization and startup of our business as a housing REIT and any additional expenses incurred during the term of his employment.

We do not have an employment agreement with Mr. Meyer but intend to enter into an agreement in the near term.

Compensation of Directors

Since inception we have not paid any compensation to any of our directors for their services on our Board of Directors. It is the intention of our Board of Directors to convene in the near future and adopt a compensation policy for members of our board of directors and to determine appropriate compensation for our directors, to include reimbursement for our independent directors for reasonable out-of-pocket expenses incurred in connection with the performance of their duties as directors, including, without limitation, travel expenses in connection with their attendance in person at meetings of our Board of Directors and its committees.

Committee Interlocks and Insider Participation

During 2013, Messrs. Xiaofan Bai, Xiaohang Bai, and Haahr served on our compensation committee, with Mr. Xiaofan Bai serving as chairman. None of these individuals had any contractual or other relationships with us during such year except as directors. No interlocking relationship exists between any member of our compensation committee and any member of any other company’s board of directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our shares of Common Stock beneficially owned as of March 19, 2014 for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of Common Stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days. Unless otherwise indicated, the address of each stockholder is c/o Reven Housing REIT, Inc., 7911 Herschel Avenue, Suite 201, La Jolla, California 92037.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of this annual report. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of this annual report is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. The beneficial ownership of each person was calculated based on 87,860,880 shares of our Common Stock outstanding as of March 19, 2014.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned
5% Owners:
King Apex Group Holdings II Limited (1)	37,500,000	42.7%
King Apex Group Holdings III Limited (1)	37,500,000	42.7%
Executive Officers and Directors:
Chad M. Carpenter (2)	11,578,060	12.7%
Jon Haahr (3)	-	*
Xiaofan Bai (4)	75,000,000	85.4%
Xiaohang Bai	-	*
Siyu Lan	-	*
Guojuan Cheng	-	*
Thad L. Meyer	10,000	*
All executive officers and directors as a group (7 persons) (2)	86,588,060	95.0%

*Less than one percent.

(1)	Address is OMC Chambers, Wickhams Cay 1, Road Town, Tortola, British Virgin Islands.
(2)	Includes 3,260,880 shares underlying common stock purchase warrants held by Mr. Carpenter exercisable as of January 1, 2014 and 10,000 shares owned by Mr. Carpenter’s minor child.
(3)	Mr. Haahr’s address is c/o Silver Portal Capital, LLC, 12265 El Camino Real, Suite 230, San Diego, California 92130.
(4)	Includes 37,500,000 shares held of record by King Apex Group Holdings II Limited and 37,500,000 shares held of record by King Apex Group Holdings III Limited, shares of which Mr. Bai disclaims beneficial ownership. Mr. Bai is the Chief Executive Officer of the two funds and has dispositive and voting control with respect to the shares held thereby.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Except as described below, since the beginning of fiscal year 2012, there have been no transactions, nor are there any currently proposed transactions, between us and any of our officers, directors or their family members, in which the amount involved exceeds one percent of the average of our total assets at year end for the last two completed fiscal years.

Silver Portal Capital, LLC

On July 24, 2012, we retained Silver Portal Capital, LLC (“Silver Portal”) as our financial advisor and placement agent. In general, Silver Portal provided advice to us on a broad range of matters relating to capital raising, including the introduction of one or more investors to provide equity capital to us, and as may be mutually agreed upon. For its services, we paid Silver Portal an aggregate fee of $50,000. In addition, Silver Portal was entitled to receive a success fee equal to 5% of the total amount of equity capital raised by us from sources introduced to us by Silver Portal during the term of the engagement letter and the 12-month period following the termination thereof. The $50,000 in fees previously paid to Silver Portal was to be deducted from the success fee. Under the terms of the engagement, if Silver Portal was successful in placing at least $15,000,000 of aggregate capital for us, then Silver Portal would be entitled to receive a warrant to purchase that number of shares of our common stock equal to the fees earned by Silver Portal, which warrants would be exercisable at $1.00 per share and have a four-year term. Mr. Haahr, a member of our board of directors, is senior managing principal of Silver Portal.

Alliance Turnaround Management, Inc.

From July 2012 to December 2013, Alliance Turnaround Management, Inc. provided financial, operational, and accounting services to us on a consulting basis. Total fees paid were $66,295 in 2013 and $13,515 in 2012. Mr. Meyer is the owner of Alliance Turnaround Management, Inc. and serves as its President.

Convertible Notes

At December 31, 2012, we had convertible notes payable outstanding to Chad M. Carpenter in the amount of $252,176. On July 2, 2012, we issued convertible promissory notes to four accredited investors in the aggregate principal amount of $52,789 (the “July Notes”), of which Mr. Carpenter subscribed $26,395 prior to joining our company. The maturity date of the July Notes was July 2, 2013, and the July Notes bore interest at a rate of 10 percent per annum payable in full on the maturity date and are unsecured.

On October 18, 2012, we issued additional convertible promissory notes to five accredited investors in the aggregate principal amount of $500,000 (“October Notes”). The maturity date for these notes was the earlier of December 31, 2013, or upon us raising $5 million of equity capital. The notes bore interest at a rate of 10 percent per annum payable in full on the maturity date and are unsecured. Mr. Carpenter was one of the individuals investing in this new note round and we issued a note for $225,000 to Mr. Carpenter in exchange for his additional investment. Additionally, the July Notes bearing a principal balance of $52,789 were cancelled and exchanged, along with the accrued interest due of $1,563, for new notes bearing terms identical to the October Notes round for an aggregate principal balance of $554,352.

In connection with the September 2013 Private Placement, we also entered into a Convertible Promissory Note Conversion Agreement (the “Note Conversion Agreement”) on September 27, 2013, with certain holders of the October Notes. Pursuant to the Note Conversion Agreement, we agreed to issue to those holders of the October Notes desiring to convert their October Notes shares of its common stock at the conversion price of $0.20 per share for the cancellation of the outstanding principal amounts under those October Notes. Certain holders elected to receive, and we agreed to make, cash payments on the outstanding principal amounts on their October Notes in lieu of shares of common stock. In addition, we agreed to make cash payments on all of the accrued interest under the October Notes.

We closed on the conversion of $902,176 of aggregate principal, representing approximately 86% of our issued and outstanding October Notes, on September 27, 2013. The remaining $152,176 of outstanding principal and all of the accrued interest under the October Notes have been repaid in full, and all of the October Notes have therefore been cancelled and are no longer issued and outstanding.

Reven Capital, LLC

At December 31, 2012, we owed Reven Capital, LLC $266,877 for advances made for operating expenses incurred during 2012. The advances are due on demand, unsecured and are non-interest bearing. We sub-lease office space on a month-to-month basis from Reven Capital, LLC and reimburse Reven Capital for Company expenses paid and previously advanced by Reven Capital, LLC. During the year ended December 31, 2013, the Company incurred an additional $148,438 of expenses that were paid by Reven Capital, LLC. Reven Capital, LLC is wholly owned by Mr. Carpenter. All of these advances were paid off in full during the year ending December 31, 2013.

Director Independence

We currently have six directors serving on our board of directors: Chard M. Carpenter, Jon Haahr, Xiaofan Bai, Xiaohang Bai, Siyu Lan and Guojuan Cheng. We are not currently a listed issuer and, as such, are not subject to any director independence standards. Using the independence standards under the NASDAQ Marketplace Rules, all of our directors, with the exception of Mr. Carpenter, meet the independence standards. Additionally, each of our compensation committee members (Messrs. Xiaofan Bai, Xiaohang Bai and Haahr) is “independent” as defined in Rule 5605 of the NASDAQ Marketplace Rules.

Item 14.	Principal Accountant Fees and Services

Ronald R. Chadwick, P.C. (“Chadwick”) audited our financial statements for the year ended December 31, 2011 and reviewed our interim financial statements in fiscal years 2011 and 2012. On December 31, 2012, we dismissed Chadwick as our principal accountant and, on the same date, retained PKF, Certified Public Accountants, A Professional Corporation (“PKF”). PKF audited our financial statements for the years ended December 31, 2013 and December 31, 2012 and audited the acquisition with respect to our real estate acquisitions.

The following table presents fees for professional audit services rendered by Chadwick during our fiscal years ended December 31, 2012:

2012
Audit Fees	$4,500
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—
$4,500

The following table presents fees for professional audit services rendered by PKF during our fiscal years ended December 31, 2013 and December 31, 2012:

	2013	2012
Audit Fees	$42,587	$—
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
	$42,587	$—

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

PART IV

Item 15.	Exhibits and Consolidated Financial Statement Schedules

(a)           Consolidated financial statements

Reference is made to the Index and Consolidated Financial Statements under Item 8 in Part II hereof where these documents are listed.

(b)           Consolidated financial statement schedules

Consolidated financial statement schedules are either not required or the required information is included in the consolidated financial statements or notes thereto filed under Item 8 in Part II hereof.

(c)           Exhibits

The exhibits to this Annual Report on Form 10-K are set forth below. The exhibit index indicates each management contract or compensatory plan or arrangement required to be filed as an exhibit.

Exhibit Index

Exhibit Number	Exhibit
3.1	Restated Articles of Incorporation (16)
3.2	Articles of Amendment to Restated Articles of Incorporation (17)
3.3	Articles of Amendment to Restated Articles of Incorporation (3)
3.4	Bylaws (16)
10.1	Form of Convertible Promissory Note issued on July 2, 2012 (1)
10.2	Letter Agreement dated July 24, 2012 (2)
10.3†	Amended and Restated 2012 Incentive Compensation Plan (3)
10.4	Form of Convertible Promissory Note issued on October 18, 2012 (4)
10.5	Form of Warrant issued on October 18, 2012(4)
10.6	Single Family Homes Real Estate Purchase and Sale Agreement with WRI Capital Group II LLC (Atlanta, Georgia) (5)
10.7	First Amendment to Real Estate Purchase and Sale Agreement with WRI Capital Group II LLC (Atlanta, Georgia) (5)
10.8	Second Amendment to Real Estate Purchase and Sale Agreement with WRI Capital Group II LLC (Atlanta, Georgia) (5)
10.9	Form of Convertible Promissory Note issued on January 3, 2013 (6)
10.10	Form of Warrant issued on January 3, 2013 (6)
10.11	Third Amendment to Real Estate Purchase and Sale Agreement with WRI Capital Group II LLC (Atlanta, Georgia) (7)
10.12†	Employment Agreement between Reven Housing REIT, Inc. and Chad M. Carpenter dated March 4, 2013 (8)
10.13	Stock Purchase Agreement by and among Reven Housing REIT, Inc. and the purchasers identified on the signature pages thereto, dated as of September 27, 2013 (the “Stock Purchase Agreement”) (9)
10.14	First Amendment to Stock Purchase Agreement, dated December 23, 2013 (10)
10.15	Voting Agreement by and among Reven Housing REIT, Inc., Chad M. Carpenter and the purchasers identified on the signature pages thereto, dated as of September 27, 2013 (9)
10.16	Convertible Promissory Note Conversion Agreement by and among Reven Housing REIT, Inc. and the Note holders identified on the signature pages thereto, dated as of September 27, 2013 (9)

10.17	Single Family Homes Real Estate Purchase and Sale Agreement (Houston 170) (11)
10.18	First Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Houston 170) (12)
10.19	Second Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Houston 170) (10)
10.20	Single Family Homes Real Estate Purchase and Sale Agreement (Atlanta 173) (13)
10.21	First Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Atlanta 173) (14)
10.22	Form of Indemnification Agreement between Reven Housing REIT, Inc. and each of its officers and directors (3)
16.1	Letter from Ronald R. Chadwick, P.C., dated December 31, 2012, to the SEC (15)
21.1*	List of Subsidiaries of Reven Housing REIT, Inc.
31.1*	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
†	Indicates management compensatory plan, contract or arrangement.
(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on July 9, 2012.
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on July 26, 2012.
(3)	Incorporated by reference from the Registrant’s Definitive Information Statement on Schedule 14C filed with the SEC on November 15, 2013.
(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 24, 2012.
(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2012.
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on January 8, 2013.
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on January 11, 2013.
(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2013.
(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2013.
(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2013.
(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 10, 2013.
(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 5, 2013.
(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2013.
(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2013.

(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2013.
(16)	Incorporated by reference from the Registrant's Registration Statement on Form S-1 filed with the SEC on August 10, 2010.
(17)	Incorporated by reference from the Registrant's Definitive Information Statement on Schedule 14C filed with the SEC on July 19, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

REVEN HOUSING REIT, INC.

Date: March 25, 2014	By:	/s/ Chad M. Carpenter
Chad M. Carpenter
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Chad M. Carpenter	President, Chief Executive Officer and Chairman of	March 25, 2014
Chad M. Carpenter	the Board (Principal Executive Officer)

/s/ Thad L. Meyer	Chief Financial Officer	March 25, 2014
Thad L. Meyer	and Secretary (Principal Financial
Officer and Principal Accounting Officer)

/s/ Jon Haahr	Director	March 25, 2014
Jon Haahr

/s/ Xiaofan Bai	Director	March 25, 2014
Xiaofan Bai

/s/ Xiaohang Bai	Director	March 25, 2014
Xiaohang Bai

/s/ Siyu Lan	Director	March 25, 2014
Siyu Lan

/s/ Guojuan Cheng	Director	March 25, 2014
Guojuan Cheng

