Form 10-Q
period 2014-03-31
Reven Housing REIT, Inc.
filed 2014-05-15
CIK 1487782

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2014

-OR-

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to ________

Commission File Number 000-54165

Reven Housing REIT, Inc.

(Exact name of Registrant in its charter)

Maryland	84-1306078
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7911 Herschel Avenue, Suite 201

La Jolla, CA 92037

(Address of principal executive offices)

Registrant's Telephone Number, Including Area Code:	(858) 459-4000

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

The number of outstanding shares of the registrant's common stock, as of May 14, 2014: 102,335,880

REVEN HOUSING REIT, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2013 and March 31, 2014

	2013	2014
	(Audited)	(Unaudited)
ASSETS

Investment in real estate:
Land	$2,514,009	$2,833,509
Buildings and improvements	10,064,626	11,329,469
	12,578,635	14,162,978
Accumulated depreciation	(76,200)	(175,700)
Investment in real estate, net	12,502,435	13,987,278

Cash	2,134,510	366,696
Rents and other receivables	10,053	18,969
Escrow deposits and prepaid expenses	151,128	77,409
Deferred stock issuance costs	35,000	170,479

Total Assets	$14,833,126	$14,620,831

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses	$347,179	$285,515
Security deposits	156,985	177,520
Stock compensation payable	-	195,000

Total Liabilities	504,164	658,035

Commitments (Note 8)

Stockholders' Equity
Preferred stock, $.001 par value; 25,000,000 shares authorized; No shares issued & outstanding	-	-
Common stock, $.001 par value; 600,000,000 shares authorized; 87,860,880 shares issued & outstanding at December 31, 2013 and March 31, 2014	87,861	87,861
Additional paid-in capital	15,953,180	15,953,180
Accumulated deficit	(1,712,079)	(2,078,245)
Total Stockholders' Equity	14,328,962	13,962,796

Total Liabilities and Stockholders' Equity	$14,833,126	$14,620,831

The accompanying notes are an integral part of the condensed consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2013 and 2014 (Unaudited)

	2013	2014

Rental income	$20,273	$480,595

Operating expenses:
Rental expenses	7,996	184,135
General and administrative	39,541	440,849
Legal and accounting	34,976	122,277
Interest expense	25,942	-
Amortization of discount on notes payable	140,814	-
Depreciation expense	4,200	99,500

Total operating expenses	253,469	846,761

Net loss	$(233,196)	$(366,166)

Net loss per share from continuing operations
(Basic and fully diluted)	$(0.03)	$(0.00)

Weighted average number of common shares outstanding	8,350,000	87,860,880

The accompanying notes are an integral part of the condensed consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2013 and 2014 (Unaudited)

	2013	2014
Cash Flows From Operating Activities:
Net loss	$(233,196)	$(366,166)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization of debt discount	140,814	-
Stock Compensation	-	195,000
Depreciation expense	4,200	99,500
Changes in operating assets and liabilities:
Rents and other receivables	(3,820)	(8,916)
Accounts payable, accrued expenses, accrued interest and security deposits	45,844	(41,129)
Related party advances	(187,673)	-
Net cash used for operating activities	(233,831)	(121,711)

Cash Flows From Investing Activities:
Acquisition of residential homes	(263,428)	(1,584,343)
Reduction of escrow deposits and prepaid expenses	-	73,720
Net cash used for investing activities	(263,428)	(1,510,623)

Cash Flows From Financing Activities:
Proceeds from convertible notes payable	500,000	-
Payments for deferred stock issuance costs	-	(135,480)
Net cash provided by (used for) financing activities	500,000	(135,480)

Net Increase (Decrease) In Cash	2,741	(1,767,814)
Cash at the Beginning of the Period	5,763	2,134,510

Cash at the End of the Period	$8,504	$366,696

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Debt discount for allocation of proceeds to warrants and beneficial conversion feature of debt	$291,920	$-

Supplemental Disclosure:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reven Housing REIT, Inc. and Subsidiaries (the “Company”) was initially incorporated in the State of Colorado and then recently converted to a Maryland corporation on April 1, 2014. The Company acquires portfolios of occupied and rented single-family homes throughout the United States with the objective of receiving income from rental property activity and future profits from the sale of rental property at appreciated values.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2013 Annual Report on Form 10-K, filed March 25, 2014. The results of operations for the quarter ended March 31, 2014 are not necessarily indicative of the operating results for the full year.

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

However, qualification and taxation as a REIT depends upon the Company’s ability to meet the various qualification tests imposed under the Internal Revenue Code related to the percentage of income that are earned from specified sources, the percentage of assets that fall within specified categories, the diversity of capital stock ownership, and the percentage of earnings that are distributed. Accordingly, no assurance can be given that the Company will be organized or be able to operate in a manner so as to qualify or remain qualified as a REIT. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates, and the Company may be ineligible to qualify as a REIT for four subsequent tax years. Even if the Company qualifies as a REIT, it may be subject to certain state or local income taxes.

The tax benefit of uncertain tax positions is recognized only if it is “more likely than not” that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority, having full knowledge of all the relevant information. As of December 31, 2013 and March 31, 2014, the Company had no unrecognized tax benefits. The Company does not anticipate a significant change in the total amount of unrecognized tax benefits during 2014.

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

On April 4, 2014, the Board of Directors authorized the issuance of, and the Company issued, an aggregate of 975,000 shares of the Company’s common stock under the 2012 Plan to the members of the Board of Directors as compensation for their services through March 31, 2014.

Net Loss Per Share

Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share. For the three months ended March 31, 2013 there were no shares that were potentially dilutive. For the three months ended March 31, 2014, potentially dilutive securities excluded from the calculations were 5,271,760 shares issuable upon exercise of outstanding warrants granted in conjunction with the convertible notes.

Financial Instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying condensed consolidated balance sheets, approximates fair value.

Security Deposits

Security deposits represent amounts deposited by tenants at the inception of the lease.

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and reported amounts of expenses for the periods presented. Accordingly, actual results could differ from those estimates. Significant estimates include assumptions used to determine the allocation of purchase prices of property acquisitions (Note 1).

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

The total value allocable to intangible assets acquired, which consists of unamortized lease origination costs and in-place leases (including an above-market or below-market component of an acquired in-place lease), are allocated based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of the existing business relationships with the tenant, growth prospects for developing new business with the tenant, the remaining term of the lease and the tenant’s credit quality, among other factors. For acquisitions made in 2013 and 2014, management has determined that no value is required to be allocated to intangible assets, as the leases assumed are short-term with values that are insignificant.

Land, Buildings and Improvements

Land, buildings and improvements are recorded at cost and depreciated over estimated useful lives of approximately 27.5 years using the straight-line method. Maintenance and repair costs are charged to operations as incurred.

The Company assesses the impairment of long-lived assets, whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value, as measured by the anticipated undiscounted net cash flows of the asset. Should impairment exist, the asset is written down to its estimated fair value. The Company has not recognized any impairment losses through March 31, 2014.

Reclassifications

Certain amounts for 2013 have been reclassified to conform to the current period’s presentation.

NOTE 2. RESIDENTIAL HOMES

Residential homes purchased by the Company are recorded at cost. The Homes are leased on short-term leases expiring on various dates over the coming year.

NOTE 2. RESIDENTIAL HOMES (continued)

The following table represents the Company’s investment in the homes and allocates purchase price in accordance with ASC 805:

	Number		Residential	Total
	of Homes	Land	Homes	Investment

Total at December 31, 2013	159	$2,514,009	$10,064,626	$12,578,635

Purchased during 2014:
Texas	18	319,500	1,264,843	1,584,343

Total at March 31, 2014	177	$2,833,509	$11,329,469	$14,162,978

NOTE 3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At December 31, 2013 and March 31, 2014, accounts payable and accrued expenses consisted of the following:

	2013	2014

Accounts payable	$89,666	$116,479
Accrued property taxes	196,141	61,359
Accrued legal fees	61,372	107,677

	$347,179	$285,515

NOTE 4. STOCKHOLDERS’ EQUITY

On April 4, 2014, in a separate follow-on private placement to the September 27, 2013 private placement, the Company issued an additional 13,500,000 shares of its common stock for a purchase price of $0.20 per share for gross proceeds of $2,700,000.

NOTE 5. INCOME TAXES

The Company plans to elect REIT status effective for the year ending December 31, 2014, when it meets all requirements allowing it to do so. At that time, the Company would generally not be subject to income taxes assuming it complied with the specific distribution rules applicable to REITs.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and expected carry-forwards are available to reduce taxable income. The Company records a valuation allowance when, in the opinion of management, it is more likely than not, that the Company will not realize some or all deferred tax assets. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance equal to the deferred tax asset at December 31, 2013 and March 31, 2014. At December 31, 2013 the Company had federal and state net operating loss carry-forwards of approximately $675,000 and $673,000, respectively. The federal and state tax loss carry-forwards will begin to expire in 2032, unless previously utilized.

Pursuant to Internal Revenue Code Section 382, use of the Company’s net operating loss carry-forwards may be limited if a cumulative change in ownership of more than 50% occurs within a three year period. Management believes that such an ownership change had occurred but has not performed a study of the limitations on the net operating losses.

NOTE 6. RELATED PARTY TRANSACTIONS

The Company sub-leases office space on a month-to-month basis from Reven Capital, LLC which is wholly-owned by Chad M. Carpenter, a shareholder of the Company and the Company’s Chief Executive Officer, and reimburses Reven Capital for Company expenses paid and previously advanced by Reven Capital, LLC. The advances are due on demand, unsecured and are non-interest bearing. These advances were paid off in full during the year ended December 31, 2013. During the period ended March 31, 2013, the Company paid previous advances of $187,673.

NOTE 7. STOCK COMPENSATION PAYABLE

On April 4, 2014, the Board of Directors authorized the issuance of, and the Company issued, an aggregate of 975,000 shares of the Company’s common stock under the 2012 Plan to the members of the Board of Directors as compensation for their services through March 31, 2014. These shares were valued at $.20 per share, for a total expense of $195,000 which has been included in the Company’s Condensed Consolidated Statement of Operations for the period ended March 31, 2014.

NOTE 8. COMMITMENTS

Property Management Agreement

The Company has entered into property management agreements with unrelated property management companies in which the Company will pay management fees ranging from six to eight percent of gross rental receipts.

NOTE 9. SUBSEQUENT EVENTS

On April 1, 2014, the Company completed its conversion from a Colorado corporation to a Maryland corporation.

On April 4, 2014, the Company issued 975,000 shares of its common stock to members of its Board of Directors in return for compensation for their services through March 31, 2014 as mentioned in Note 7 above.

On April 4, 2014, the Company completed a follow-on private placement of 13,500,000 shares of its commons stock for gross proceeds of $2,700,000 as mentioned in Note 4 above.

On April 24, 2014, the Company entered into a purchase and sale agreement to purchase a portfolio of up to 48 single family homes located in Memphis, Tennessee. The total purchases price for the 48 properties is expected to approximate $3,800,000. The purchase and sales agreement provides for a due diligence period of 45 days, and then for the closing for the purchase of the properties to occur within 30 days after the expiration of the due diligence period. There can be no assurance that the Company will consummate this acquisition.

On May 5, 2014, the Company entered into a purchase and sale agreement to purchase a portfolio of up to 49 single family homes located in Jacksonville, Florida. The total purchases price for the 49 properties is expected to approximate $3,500,000. The purchase and sales agreement provides for a due diligence period of 30 days, and then for the closing for the purchase of the properties to occur within 30 days after the expiration of the due diligence period. There can be no assurance that the Company will consummate this acquisition.

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

Overview

We are an internally-managed real estate investment company focused on the acquisition, leasing, and management of recently renovated and stabilized single-family properties in select markets in the United States. Our objective is to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation. We generate virtually all of our revenue by leasing our portfolio of single-family properties. As of March 31, 2014, we owned 177 single-family properties, of which 168 are in the Houston, Texas metropolitan area and 9 are in the Atlanta, Georgia metropolitan area.

On September 27, 2013, the Company entered into a stock purchase agreement with King APEX Group II, Ltd. and King APEX Group III, Ltd., which are funds managed by Allied Fortune (“HK”) Management Limited, a Hong Kong based funds management company, in connection with a private placement of up to 125,000,000 shares of its common stock at a price of $0.20 per share, for aggregate gross proceeds of up to $25 million. Upon the completion of the private placement, we consummated the sale of a total of 75,000,000 shares for a gross purchase price of $15 million in three closings with the final closing occurring on November 22, 2013. Cash proceeds after offering expenses were $14,539,082, plus an additional non-cash expense of $50,000 representing additional deferred costs relating to the private placement resulting in net proceeds of $14,489,082.

The proceeds of this private placement have allowed the Company to purchase 168 homes in Houston, Texas, and provided the funds necessary to support the Company’s recent acquisition and operating expenses. On October 31, 2013, 150 of the Houston homes were purchased at a total cost of $11,971,797 including closing expenses. On January 31, 2014, the Company closed on the remaining 18 single family homes at a total cost of $1,584,343, including acquisition and closing costs.

The Company plans to continue to acquire and manage single family homes with a focus on long term earnings growth and appreciation in asset value. The Company’s ability to identify and acquire single-family properties that meet our investment criteria will be affected by home prices in our markets, the inventory of properties available through our acquisition channels, competition for our target assets, our capital available for investment, and the cost of that capital. The housing market environment in our markets remains attractive for single-family property acquisitions and rentals. Pricing for housing in certain markets remains attractive and demand for housing is growing. At the same time, we continue to face relatively steady competition for new properties and residents from local operators and institutional managers. Housing prices across all of our core markets have appreciated over the past year. Despite these gains, we believe housing in certain of our markets continues to provide attractive acquisition opportunities and remains inexpensive relative to replacement cost and affordability metrics.

We anticipate continued strong rental demand for single-family homes. While new building activity has begun to increase, it remains below historical averages and we believe substantial under-investment in residential housing over the past years will create upward pressure on home prices and rents as demand exceeds supply.

The Company completed its conversion to a Maryland corporation on April 1, 2014 and intends to take all necessary steps to qualify, and elect to be taxed as, a real estate investment trust (“REIT”) under the Internal Revenue Code, as soon as practicable. However, no assurance can be given that we will qualify or remain qualified as a REIT.

Results of Operations

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

Comparisons of our quarterly results of operations for March 31, 2014 to March 31, 2013 presented in our condensed consolidated financial statements are not generally meaningful as we did not have substantial rental operations in 2013. Operations and activity did not increase significantly until the fourth quarter of 2013 when we purchased an additional 150 homes, and raised equity through our private placement activities as mentioned above.

For the quarter ended March 31, 2014, the Company had total rental income of $480,595 and rental expenses of $184,135, resulting in net operating income from rentals of $296,460. General and administrative expenses totaled $440,849. Legal and accounting totaled $122,277. Depreciation on our home investments totaled $99,500. This resulted in a net loss of $366,166. Included in the general and administrative expenses was $195,000 representing the value of stock granted to the Company’s board of directors for compensation for their services through March 31, 2014. The stock subject to this grant was issued on April 4, 2014.

For the quarter ended March 31, 2013, the Company had total rental income of $20,273. Rental expenses were $7,996, resulting in net operating income from rentals of $12,277. Legal and accounting expenses totaled $34,976, general and administrative expenses were $39,541. Interest expense on convertible notes payable was $25,942. Amortization of discount on the convertible notes payable totaled $140,814. Depreciation expense was $4,200. As a result, the Company had a net loss of $233,196 for the quarter ended March 31, 2013.

Liquidity and Capital Resources

Our liquidity and capital resources as of March 31, 2014 consisted of cash of $366,696. As of December 31, 2013, the cash balance was $2,134,510. The liquidity position at March 31, 2014 resulted primarily from the excess of funds raised from the Company’s private placement over funds invested in the purchase of home inventory. The Company used $121,711 for operating activities for the quarter ending March 31, 2014. This resulted from a net loss of $366,166, after adding back the stock compensation payable of $195,000, depreciation of $99,500, and subtracting the net change in operating assets and liabilities of $50,045. The Company used $233,831 in operations during the quarter ended March 31, 2013.

During the quarter ended March 31, 2014, the Company invested $1,584,343 in new homes and was refunded escrow deposits and benefitted from prepaid expenses in the amount of $73,720 resulting in $1,510,623 of cash used for investing activities. For the quarter ended March 31, 2013, the Company used $263,428 of cash in investing activities to acquire homes.

The Company had additional deferred stock issuance costs of $135,480 for the quarter ended March 31, 2014 and no additional proceeds from common stock or debt issuances during the period. For the quarter ended March 31, 2013, the Company received $500,000 of proceeds from the issuance of convertible notes payable. On April 4, 2014, the Company received an additional $2,700,000 of proceeds upon the issuance of 13,500,000 shares subject to a follow-on private placement to the September 27, 2013 private placement of the Company’s common stock.

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

Item 4.  Controls and Procedures.

During the three months ended March 31, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2014.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded such controls and procedures to be effective as of March 31, 2014 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 3.   Defaults Upon Senior Securities.

Not applicable.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

Not applicable.

Item 6.   Exhibits.

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS‡	XBRL Instance Document

101.SCH‡	XBRL Taxonomy Extension Schema Document

101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB‡	XBRL Taxonomy Extension Label Linkbase Document

101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF‡	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

‡ Furnished herewith. Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2014	REVEN HOUSING REIT, INC.

/s/ Chad M. Carpenter
Chad M. Carpenter,
Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2014	REVEN HOUSING REIT, INC.

/s/ THAD L. MEYEr
Thad L. Meyer,
Chief Financial Officer
(Principal Financial Officer)

