Form 10-Q
period 2014-06-30
Reven Housing REIT, Inc.
filed 2014-08-14
CIK 1487782

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2014

-OR-

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transaction period from _________ to ________

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

The number of outstanding shares of the registrant's common stock, as of August 14, 2014: 131,835,880

REVEN HOUSING REIT, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2013 and June 30, 2014

	2013	2014
	(Audited)	(Unaudited)
ASSETS

Investment in real estate:
Land	$2,514,009	$2,833,509
Buildings and improvements	10,064,626	11,329,469
	12,578,635	14,162,978
Accumulated depreciation	(76,200)	(279,200)
Investment in real estate, net	12,502,435	13,883,778

Cash	2,134,510	9,213,610
Rents and other receivables	10,053	33,193
Tax, insurance reserves and holdback funds	-	354,405
Escrow deposits and prepaid expenses	151,128	121,294
Loan fees	-	266,503
Deferred stock issuance costs	35,000	325,344

Total Assets	$14,833,126	$24,198,127

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses	$347,179	$466,433
Security deposits	156,985	176,714
Note payable	-	1,227,100

Total Liabilities	504,164	1,870,247

Commitments (Note 9)

Stockholders' Equity
Preferred stock, $.001 par value; 25,000,000 shares authorized; No shares issued & outstanding	-	-
Common stock, $.001 par value; 600,000,000 shares authorized; 87,860,880 and 131,835,880 shares issued & outstanding at December 31, 2013 and June 30, 2014, respectively	87,861	131,836
Additional paid-in capital	15,953,180	24,476,475
Accumulated deficit	(1,712,079)	(2,280,431)
Total Stockholders' Equity	14,328,962	22,327,880

Total Liabilities and Stockholders' Equity	$14,833,126	$24,198,127

The accompanying notes are an integral part of the condensed consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2013 and 2014 (Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2014	2013	2014

Rental income	$21,350	$495,386	$41,623	$975,980

Operating expenses:
Rental expenses	5,744	236,254	13,740	420,388
General and administrative	73,607	285,411	104,538	726,260
Legal and accounting	49,214	69,075	92,876	191,352
Interest expense	26,359	3,332	52,301	3,332
Amortization of discount on notes payable	140,814	-	281,628	-
Depreciation expense	4,200	103,500	8,400	203,000

	299,938	697,572	553,483	1,544,332

Net loss	$(278,588)	$(202,186)	$(511,860)	$(568,352)

Net loss per share from continuing operations
(Basic and fully diluted)	$(0.03)	$(0.00)	$(0.06)	$(0.01)

Weighted average number of common shares outstanding	8,350,000	116,435,880	8,350,000	102,227,316

The accompanying notes are an integral part of the condensed consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2013 and 2014 (Unaudited)

	2013	2014
Cash Flows From Operating Activities:
Net loss	$(511,860)	$(568,352)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization of debt discount	281,628	-
Stock Compensation	-	195,000
Depreciation expense	8,400	203,000
Changes in operating assets and liabilities:
Rents and other receivables	(8,575)	(23,140)
Tax, insurance reserves and holdback funds	-	(354,405)
Accounts payable, accrued expenses, accrued interest and security deposits	86,282	138,983
Related party advances	(97,117)	-
Net cash used for operating activities	(241,242)	(408,914)

Cash Flows From Investing Activities:
Acquisition of residential homes	(263,428)	(1,584,343)
Payments for escrow deposits and prepaids on residential homes	-	(121,294)
Reduction of escrow deposits and prepaid expenses	-	151,128
Net cash used for investing activities	(263,428)	(1,554,509)

Cash Flows From Financing Activities:
Proceeds from notes payable	500,000	1,227,100
Loan fees	-	(266,503)
Net proceeds from common stock issuance	-	8,372,270
Payments for deferred stock issuance costs	-	(290,344)
Net cash provided by (used for) financing activities	500,000	9,042,523

Net Increase (Decrease) In Cash	(4,670)	7,079,100
Cash at the Beginning of the Period	5,763	2,134,510

Cash at the End of the Period	$1,093	$9,213,610

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Debt discount for allocation of proceeds to warrants and beneficial conversion feature of debt	$291,920	$-

Supplemental Disclosure:

Cash paid for interest	$-	$3,332
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2013 Annual Report on Form 10-K, filed March 25, 2014. The results of operations for the period ended June 30, 2014 are not necessarily indicative of the operating results for the full year.

Principles of Consolidation

The accompanying financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries, Reven Housing Georgia, LLC, Reven Housing Texas, LLC and Reven Housing Florida, LLC. All significant inter-company transactions have been eliminated in consolidation.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09 Revenue from Contracts with Customers, or ASU No. 2014-09, which will supersede nearly all existing revenue recognition guidance under GAAP. ASU No. 2014-09 provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption and will become effective for the Company in the first quarter of 2018.

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

Tax, Insurance reserves and holdback funds

Tax, insurance reserves and holdback funds represent amounts held in accordance with the terms of our loan for taxes, insurance and the holdback of funds until our loan was fully funded in August 2014.

Loan Fees

Loan closing costs and fees totaled $266,503 and will be amortized over the term of the loan which is 60 months.

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income Taxes

The Company intends to elect to be taxed as a real estate investment trust (“REIT”), as defined in the Internal Revenue Code, commencing with the taxable year ended December 31, 2014. Management believes that the Company will be able to satisfy the requirements for qualification as a REIT. Accordingly, the Company is not expecting to be subject to federal income tax, provided that it qualifies as a REIT and distributions to the stockholders equal or exceed REIT taxable income.

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

The tax benefit of uncertain tax positions is recognized only if it is “more likely than not” that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority, having full knowledge of all the relevant information. As of December 31, 2013 and June 30, 2014, the Company had no unrecognized tax benefits. The Company does not anticipate a significant change in the total amount of unrecognized tax benefits during 2014.

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

On April 4, 2014, the Board of Directors authorized the issuance of, and the Company issued, an aggregate of 975,000 shares of the Company’s restricted common stock under the 2012 Plan to the members of the Board of Directors as compensation for their services.

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss Per Share

Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share. For the six months ended June 30, 2013 there were no shares that were potentially dilutive. For the six months ended June 30, 2014, potentially dilutive securities excluded from the calculations were 5,271,760 shares issuable upon exercise of outstanding warrants granted in conjunction with the convertible notes.

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

Property Acquisitions

The Company accounts for its acquisitions of real estate in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Accounting for Business Combinations, Goodwill, and Other Intangible Assets, which requires the purchase price of acquired properties be allocated to the acquired tangible assets and liabilities, consisting of land, building, and identified intangible assets, consisting of the value of above-market and below-market leases, the value of in-place leases, unamortized lease origination costs and security deposits, based in each case on their fair values and ASC 970, Real Estate Project Costs, which requires that pre-acquisition costs relating to the acquisition of property incurred before the property is acquired and are otherwise capitalizable should be capitalized.

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

The Company assesses the impairment of long-lived assets, whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value, as measured by the anticipated undiscounted net cash flows of the asset. Should impairment exist, the asset is written down to its estimated fair value. The Company has not recognized any impairment losses through June 30, 2014.

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassifications

Certain amounts for 2013 have been reclassified to conform to the current period’s presentation.

NOTE 2. RESIDENTIAL HOMES

Residential homes purchased by the Company are recorded at cost. The homes are leased on short-term leases expiring on various dates over the coming year.

The following table represents the Company’s investment in the homes and allocates purchase price in accordance with ASC 805:

	Number		Residential	Total
	of Homes	Land	Homes	Investment

Total at December 31, 2013	159	$2,514,009	$10,064,626	$12,578,635

Purchased during 2014:
Texas	18	319,500	1,264,843	1,584,343

Total at June 30, 2014	177	$2,833,509	$11,329,469	$14,162,978

NOTE 3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At December 31, 2013 and June 30, 2014, accounts payable and accrued expenses consisted of the following:

	2013	2014

Accounts payable	$89,666	$89,443
Accrued property taxes	196,141	122,859
Accrued legal and other expenses	61,372	254,131

	$347,179	$466,433

NOTE 4. NOTE PAYABLE

On June 12, 2014, Reven Housing Texas, LLC, a wholly owned subsidiary of the Company, issued a promissory note in the principal amount of up to $7,570,000 to Silvergate Bank, secured by deeds of trust encumbering the Company’s homes located in Texas. The entire balance of principal and accrued interest is due and payable on July 5, 2019. The note provides for monthly payments of interest only at a rate of 1.00% over the prime rate (current interest rate is 4.25%) until July 5, 2016. Thereafter, monthly payments of interest and principal, assuming a 25 year amortization rate will be made until maturity. The note has a prepayment penalty of 3% calculated on principal amounts prepaid prior to July 5, 2016. There is no prepayment penalty on amounts paid after that date. Loan closing costs and fees totaled $266,503 and will be amortized over the term of the loan which is 60 months.

As of June 30, 2014, only $1,227,100 of the principal amount had been drawn by Reven Housing Texas, LLC. The remaining principal amount of $6,342,900 was drawn by Reven Housing Texas, LLC and advanced by Silvergate Bank on August 6, 2014.

The terms of the note also provide for escrows of taxes, insurance and holdback funds. As of June 30, 2014, a total of $354,405 of cash was held in these lender escrow accounts.

NOTE 5. STOCKHOLDERS’ EQUITY

On April 4, 2014, in a separate follow-on private placement to the September 27, 2013 private placement, the Company issued an additional 13,500,000 shares of its common stock for a purchase price of $0.20 per share for gross proceeds of $2,700,000. On May 16, 2014, the Company completed the final tranche of this follow-on private placement with the same accredited investor upon the receipt of additional gross proceeds of $5,900,000 and issued an additional 29,500,000 shares of its common stock for a purchase price of $0.20 per share. Offering costs related to this follow-on private placement totaled $227,730 resulting in combined net proceeds of $8,372,270.

NOTE 6. INCOME TAXES

The Company plans to elect REIT status effective for the year ending December 31, 2014, when it meets all requirements allowing it to do so. At that time, the Company would generally not be subject to income taxes assuming it complied with the specific distribution rules applicable to REITs.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and expected carry-forwards are available to reduce taxable income. The Company records a valuation allowance when, in the opinion of management, it is more likely than not, that the Company will not realize some or all deferred tax assets. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance equal to the deferred tax asset at December 31, 2013 and June 30, 2014. At December 31, 2013 the Company had federal and state net operating loss carry-forwards of approximately $675,000 and $673,000, respectively. The federal and state tax loss carry-forwards will begin to expire in 2032, unless previously utilized.

Pursuant to Internal Revenue Code Section 382, use of the Company’s net operating loss carry-forwards may be limited if a cumulative change in ownership of more than 50% occurs within a three year period. Management believes that such an ownership change had occurred but has not performed a study of the limitations on the net operating losses.

NOTE 7. RELATED PARTY TRANSACTIONS

The Company sub-leases office space on a month-to-month basis from Reven Capital, LLC which is wholly-owned by Chad M. Carpenter, a shareholder of the Company and the Company’s Chief Executive Officer, and reimburses Reven Capital for Company expenses paid and previously advanced by Reven Capital, LLC. The advances are due on demand, unsecured and are non-interest bearing. These advances were paid off in full during the year ended December 31, 2013. During the period ended June 30, 2013, the Company paid previous advances of $97,117.

NOTE 8. STOCK COMPENSATION

On April 4, 2014, the Board of Directors authorized the issuance of, and the Company issued, an aggregate of 975,000 shares of the Company’s restricted common stock under the 2012 Plan to the members of the Board of Directors as compensation for their services. These shares were valued at $.20 per share, for a total expense of $195,000 which has been included in the Company’s Condensed Consolidated Statement of Operations for the period ended June 30, 2014.

NOTE 9. COMMITMENTS

Property Management Agreement

The Company has entered into property management agreements with unrelated property management companies in which the Company will pay management fees ranging from six to eight percent of gross rental receipts.

NOTE 10. SUBSEQUENT EVENTS

On July 7, 2014, Reven Housing Florida, LLC, a wholly-owned subsidiary of the Company, completed the acquisition of 46 residential homes, pursuant to a purchase and sale agreement with 7 different sellers. The acquired properties are part of a portfolio of 49 single family homes. The remaining 3 homes will be purchased from $198,387 of funds currently held by the escrow agent once leases are completed. The homes are primarily three bedroom, one and one-half bath homes with an average size of 1,322 square feet and are located in the Jacksonville, Florida metropolitan area. The contract purchase price for the 46 homes was approximately $3,181,000, excluding closing costs, which was funded primarily by cash contributed from the Company. Of the contract purchase price, $82,265 was funded to escrow to be utilized by the seller for required repairs. These escrow funds will be released to the seller and added to the acquisition costs as the repairs are completed.

On July 28, 2014, Reven Housing Tennessee, LLC, a wholly-owned subsidiary of the Company, completed the acquisition of 51 residential homes, pursuant to a purchase and sale agreement with 3 different sellers. The acquired properties are part of a portfolio of 60 single family homes. The remaining 9 homes will be purchased from $594,000 of funds currently held by the escrow agent once leases are completed. The homes are primarily three bedroom, two bath homes with an average size of 1,811 square feet and are located in the Memphis, Tennessee metropolitan area. The contract purchase price for the 51 homes was approximately $4,131,800, excluding closing costs, which was funded primarily by cash contributed from the Company. Of the contract purchase price, $209,542 was funded to escrow to be utilized by the seller for required repairs. These escrow funds will be released to the seller and added to the acquisition costs as the repairs are completed.

Also on July 28, 2014, Reven Housing Tennessee, LLC, a wholly-owned subsidiary of the Company, completed the acquisition of 10 residential homes, pursuant to a separate purchase and sale agreement with another seller. The acquired properties are part of a portfolio of 14 single family homes. The remaining 4 homes will be purchased from $229,000 of funds currently held by the escrow agent once acceptable leases are completed. The homes are primarily three bedroom, two bath homes with an average size of 1,525 square feet and are located in the Memphis, Tennessee metropolitan area. The contract purchase price for the 10 homes was approximately $631,000, excluding closing costs, which was funded primarily by cash contributed from the Company. Of the contract purchase price $43,000 was funded to escrow to be utilized by the seller for required repairs. These escrow funds will be released to the seller and added to the acquisition costs as the repairs are completed.

NOTE 10. SUBSEQUENT EVENTS (continued)

The below shows the pro forma effect to the Company’s balance sheet of the purchase of the homes if the subsequent events had occurred as of June 30, 2014:

		Florida Acquisition	Tennessee Acquisition	Pro Forma
Reven Housing REIT, Inc and Subsidiaries	June 30,	Pro Forma	Pro Forma	June 30,
Unaudited Pro Forma Condensed Balance Sheet	2014	Adjustments (a)	Adjustments (b)	2014

ASSETS
Investment in real estate, net	$13,883,778	$3,151,254	$4,652,559	$21,687,591
Cash	9,213,610	(3,332,434)	(5,662,006)	219,170
Rents and other receivables	33,193	31,412	33,820	98,425
Tax, insurance reserves and holdback funds	354,405	-	-	354,405
Escrow deposits and prepaid expenses	121,294	236,097	1,114,259	1,471,650
Loan fees	266,503	-	-	266,503
Deferred stock issuance costs	325,344	-	-	325,344

Total Assets	$24,198,127	$86,329	$138,632	$24,423,088

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses	$466,433	$54,917	$97,542	$618,892
Security deposits	176,714	31,412	41,090	249,216
Note payable	1,227,100	-	-	1,227,100

Total Liabilities	1,870,247	86,329	138,632	2,095,208

Stockholders' Equity
Common stock	131,836	-	-	131,836
Additional paid-in capital	24,476,475	-	-	24,476,475
Accumulated deficit	(2,280,431)	-	-	(2,280,431)
Total Stockholders' Equity	22,327,880	-	-	22,327,880

Total Liabilities and Stockholders' Equity	$24,198,127	$86,329	$138,632	$24,423,088

(a) Acquisition of 46 single family homes in Jacksonville, Florida metropolitan area for cash, allocation of purchase price and recognition of liabilities assumed.

(b) Acquisition of 61 single family homes in Memphis, Tennessee metropolitan area for cash, allocation of purchase price and recognition of liabilities assumed.

Management has not included a pro forma statement of operations as we are unable to obtain historical operations information for the acquired properties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise provided in this Quarterly Report, references to the “Company,” “we,” “us,” and “our” refer to Reven Housing REIT, Inc., which was initially incorporated in the State of Colorado and then recently converted to a Maryland corporation on April 1, 2014, and Subsidiaries.

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

Overview

We are an internally-managed real estate investment company focused on the acquisition, leasing, and management of recently renovated and stabilized single-family properties in select markets in the United States. Our objective is to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation. We generate virtually all of our revenue by leasing our portfolio of single-family properties. As of June 30, 2014, we owned 177 single-family properties, of which 168 are in the Houston, Texas metropolitan area and 9 are in the Atlanta, Georgia metropolitan area.

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

On April 4, 2014, in a separate follow-on private placement to the September 27, 2013 private placement, the Company issued an additional 13,500,000 shares of its common stock for a purchase price of $0.20 per share for gross proceeds of $2,700,000. On May 16, 2014, the Company completed the final tranche of this follow-on private placement with the same accredited investor upon the receipt of additional gross proceeds of $5,900,000 and issued an additional 29,500,000 shares of its common stock for a purchase price of $0.20 per share. Offering costs related to this follow-on private placement totaled $227,730 resulting in combined net proceeds of $8,372,270.

The Company utilized the proceeds of this follow-on private placement to purchase additional homes. On July 7, 2014, the Company completed the acquisition of 46 residential homes located in the Jacksonville, Florida metropolitan area. The purchase price for the 46 homes was approximately $3,181,000, excluding closing costs. On July 28, 2014, the Company completed the acquisition of 61 residential homes located in the Memphis, Tennessee metropolitan area. The purchase price for the 61 homes was approximately $4,762,800.

In order to supplement its financial resources, on June 12, 2014 the Company completed the initial closing of a loan agreement with Silvergate Bank which will provide up to $7,570,000 of proceeds to the Company. The loan is secured by deeds of trust encumbering the Company’s homes located in Texas. The entire balance of principal and accrued interest is due and payable on July 5, 2019. The note provides for monthly payments of interest only at a rate of 1.00% over the prime rate (current interest rate is 4.25%) until August 5, 2014. Thereafter, monthly payments of interest and principal, assuming a 25 year amortization rate will be made until maturity. As of June 30, 2014, only $1,227,100 of the principal amount had been drawn by the Company. The remaining principal amount of $6,342,900 was received by the Company on August 6, 2014.

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

Comparisons of our quarterly results of operations for June 30, 2014 to June 30, 2013 presented in our condensed consolidated financial statements are not generally meaningful as we did not have substantial rental operations in 2013. Operations and activity did not increase significantly until the fourth quarter of 2013 when we purchased an additional 150 homes, and raised equity through our private placement activities as mentioned above.

For the quarter ended June 30, 2014, the Company had total rental income of $495,386 and rental expenses of $236,254, resulting in net operating income from rentals of $259,132. General and administrative expenses including personnel, occupancy, travel, board of director fees, and public filing fees totaled $285,411. Legal and accounting totaled $69,075. Interest expense on the note payable was $3,332. Depreciation on our home investments totaled $103,500. This resulted in a net loss of $202,186.

For the quarter ended June 30, 2013, the Company had total rental income of $21,350. Rental expenses were $5,744, resulting in net operating income from rentals of $15,606. General and administrative expenses were $73,607, legal and accounting expenses totaled $49,214. Interest expense on convertible notes payable was $26,359. Amortization of discount on the convertible notes payable totaled $140,814. The convertible notes were paid off in September of 2013, thus the corresponding interest and amortization expenses do not recur in the current quarter. Depreciation expense was $4,200. As a result, the Company had a net loss of $278,588 for the quarter ended June 30, 2013.

For the six months ended June 30, 2014, the Company had total rental income of $975,980 and rental expenses of $420,388, resulting in net operating income from rentals of $555,592. General and administrative expenses including personnel, occupancy, travel, board of director fees, and public filing fees totaled $726,260. Included in the general and administrative expenses was $195,000 representing the value of stock granted to the Company’s board of directors for compensation for their services. Legal and accounting totaled $191,352. Interest expense on the note payable was $3,332. Depreciation on our home investments totaled $203,000. This resulted in a net loss of $568,352.

For the six months ended June 30, 2013, the Company had total rental income of $41,623. Rental expenses were $13,740, resulting in net operating income from rentals of $27,883. General and administrative expenses were $104,538, legal and accounting expenses totaled $92,876. Interest expense on convertible notes payable was $52,301. Amortization of discount on the convertible notes payable totaled $281,628. Depreciation expense was $8,400. As a result, the Company had a net loss of $511,860 for the six months ended June 30, 2013.

Liquidity and Capital Resources

The Company’s cash balance at June 30, 2014 was $9,213,610. As of December 31, 2013, the cash balance was $2,134,510. The liquidity position at June 30, 2014 resulted primarily from the excess of funds raised from the Company’s private placement and note proceeds over funds invested in the purchase of home inventory. The Company used $408,914 for operating activities for the six months ending June 30, 2014. This resulted from a net loss of $568,352, after adding back the stock compensation of $195,000, depreciation of $203,000, and subtracting the net change in operating assets and liabilities of $238,562. The Company used $241,242 in operations during the six months ended June 30, 2013.

During the six months ended June 30, 2014, the Company invested $1,584,343 in new homes and had a change in escrow deposits and prepaid expenses in the amount of $29,834 resulting in $1,554,509 of cash used for investing activities. For the six months ended June 30, 2013, the Company used $263,428 of cash in investing activities to acquire homes.

The Company received $8,372,270 of net proceeds on the issuance of stock from its follow-on private placement and $1,227,100 of loan proceeds. The loan proceeds represented the initial draw of a $7,570,000 loan due on July 5, 2019 secured by deeds of trust encumbering the Company’s homes in Texas. The note provides for monthly payments of interest only at a rate of 1.00% over the prime rate (current interest rate is 4.25%) until July 5, 2016. Thereafter monthly payments of interest and principal will be made until maturity. The remaining loan proceeds of $6,342,900 were drawn by the Company on August 6, 2014. Loan costs totaled $266,503 and additional deferred stock issuance costs totaled $290,344, resulting in $9,042,523 of net cash provided by financing activities for the six months ended June 30, 2014. For the six months ended June 30, 2013, the Company received $500,000 of proceeds from the issuance of convertible notes payable.

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

Off Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See our Form 10-K filed on March 25, 2014 for a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” defined in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

Item 4.  Controls and Procedures.

During the six months ended June 30, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2014.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded such controls and procedures to be effective as of June 30, 2014 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 3.   Defaults Upon Senior Securities.

Not applicable.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

Not applicable.

Item 6.   Exhibits.

Exhibit No.	Description

2.1	Articles of Conversion of Reven Housing REIT, Inc. (Incorporated by reference from the Registrant’s Form S-11 filed on May 27, 2014)

3.1	Articles of Incorporation of Reven Housing REIT, Inc. (Incorporated by reference from the Registrant’s Form S-11 filed on May 27, 2014)

10.1	Employment Agreement between Reven Housing REIT, Inc. and Thad L. Meyer dated April 17, 2014. (Incorporated by reference from the Registrant’s Form 8-K filed on April 22, 2014)

10.2	Single Family Homes Real Estate Purchase and Sale Agreement (Memphis 48). (Incorporated by reference from the Registrant’s Form 8-K filed on April 29, 2014)

10.3	Single Family Homes Real Estate Purchase and Sale Agreement (Jacksonville 49). (Incorporated by reference from the Registrant’s Form 8-K filed on May 6, 2014)

10.4	Form of Indemnification Agreement between Reven Housing REIT, Inc. and each of its directors and executive officers. (Incorporated by reference from the Registrant’s Form 8-K filed on May 19, 2014)

10.5	First Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Memphis 61). (Incorporated by reference from the Registrant’s Form 8-K filed on June 4, 2014)

10.6	Single Family Homes Purchase and Sale Agreement (Memphis 14). (Incorporated by reference from the Registrant’s Form 8-K filed on June 10, 2014)

10.7	Promissory Note, dated as of June 12, 2014, by Reven Housing Texas, LLC for the benefit of Silvergate Bank, for the principal amount of $7,570,000. (Incorporated by reference from the Registrant’s Form 8-K filed on June 18, 2014)

10.8	Deeds of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of June 12, 2014, by Reven Housing Texas, LLC for the benefit of Silvergate Bank (recorded with Brazoria, Chambers, Fort Bend, Galveston and Harris Counties, Texas). (Incorporated by reference from the Registrant’s Form 8-K filed on June 18, 2014)

10.9	Holdback Agreement, dated June 12, 2104, by and between Reven Housing Texas, LLC and Silvergate Bank . (Incorporated by reference from the Registrant’s Form 8-K filed on June 18, 2014)

10.10	Unsecured Environmental Indemnity Agreement, dated as of June 12, 2014, by Reven Housing Texas, LLC for the benefit of Silvergate Bank. (Incorporated by reference from the Registrant’s Form 8-K filed on June 18, 2014)

10.11	Subordination of Management Agreement, dated as June 12, 2014, by and between Reven Housing Texas, LLC, Silvergate Bank and Red Door Housing, LLC, as property manager. (Incorporated by reference from the Registrant’s Form 8-K filed on June 18, 2014)

10.12	Second Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Memphis 61). (Incorporated by reference from the Registrant’s Form 8-K filed on June 24, 2014)

10.13	First Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Jacksonville 49). (Incorporated by reference from the Registrant’s Form 8-K filed on June 27, 2014)

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS‡	XBRL Instance Document

101.SCH‡	XBRL Taxonomy Extension Schema Document

101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB‡	XBRL Taxonomy Extension Label Linkbase Document

101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF‡	XBRL Taxonomy Extension Definition Linkbase Document

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

Dated: August 14, 2014	REVEN HOUSING REIT, INC.

/s/ Chad M. Carpenter
Chad M. Carpenter,
Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2014	REVEN HOUSING REIT, INC.

/s/ THAD L. MEYEr
Thad L. Meyer,
Chief Financial Officer
(Principal Financial Officer)

