Form 10-Q
period 2014-09-30
Reven Housing REIT, Inc.
filed 2014-11-12
CIK 1487782

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2014

-OR-

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transaction period from

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

The number of outstanding shares of the registrant's common stock, as of November 10, 2014: 7,016,796

REVEN HOUSING REIT, INC.

FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2013 and September 30, 2014

	2013	2014
	(Audited)	(Unaudited)
ASSETS

Investment in real estate:
Land	$2,514,009	$4,090,909
Buildings and improvements	10,064,626	18,602,546
	12,578,635	22,693,455
Accumulated depreciation	(76,200)	(432,802)
Investment in real estate, net	12,502,435	22,260,653

Cash	2,134,510	6,584,098
Rents and other receivables	10,053	95,714
Tax and insurance reserves	-	169,740
Escrow deposits and prepaid expenses	151,128	896,545
Loan fees, net of accumulated amortization of $13,326 at September 30, 2014	-	253,177
Deferred stock issuance costs	35,000	472,357

Total Assets	$14,833,126	$30,732,284

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses	$347,179	$722,329
Security deposits	156,985	253,870
Note payable	-	7,570,000

Total Liabilities	504,164	8,546,199

Commitments (Note 9)

Stockholders' Equity
Preferred stock, $.001 par value; 25,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
100,000,000 shares authorized; 4,393,044 and 6,591,796 shares issued
& outstanding at December 31, 2013 and September 30, 2014, respectively	4,393	6,592
Additional paid-in capital	16,036,648	24,601,719
Accumulated deficit	(1,712,079)	(2,422,226)
Total Stockholders' Equity	14,328,962	22,186,085

Total Liabilities and Stockholders' Equity	$14,833,126	$30,732,284

The accompanying notes are an integral part of the condensed consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2013 and 2014 (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2014	2013	2014

Rental income, net	$14,193	$740,778	$55,817	$1,716,758

Operating expenses:
Rental expenses	11,978	317,444	25,718	737,833
General and administrative	17,060	278,543	121,599	1,005,648
Legal and accounting	21,536	69,054	114,411	260,406
Interest expense	25,081	50,603	77,382	53,090
Amortization of discount on notes payable	281,625	-	563,253	-
Depreciation and amortization	4,200	166,928	12,600	369,928

	361,480	882,572	914,963	2,426,905

Net loss	$(347,287)	$(141,794)	$(859,146)	$(710,147)

Net loss per share from continuing operations
(Basic and fully diluted)	$(0.64)	$(0.02)	$(1.86)	$(0.13)

Weighted average number of
common shares outstanding	546,872	6,591,796	461,098	5,610,265

The accompanying notes are an integral part of the condensed consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2013 and 2014 (Unaudited)

	2013	2014
Cash Flows From Operating Activities:
Net loss	$(859,146)	$(710,147)
Adjustments to reconcile net loss to
net cash (used for) provided by operating activities:
Amortization of debt discount	563,253	-
Stock compensation	-	195,000
Depreciation and amortization	12,600	369,928
Changes in operating assets and liabilities:
Rents and other receivables	(7,090)	(85,661)
Tax and insurance reserves	-	(169,740)
Accounts payable, accrued expenses, accrued interest and security deposits	(76,242)	472,035
Related party advances	(263,877)	-
Net cash (used for) provided by operating activities	(630,502)	71,415

Cash Flows From Investing Activities:
Additions to residential homes	(263,428)	(10,114,820)
Payments for escrow deposits and prepaids on residential homes	-	(1,590,763)
Reduction of escrow deposits and prepaids expenses	-	845,346
Net cash used for investing activities	(263,428)	(10,860,237)

Cash Flows From Financing Activities:
Proceeds from notes payable	500,000	7,570,000
Payment of convertible notes payable	(152,176)	-
Loan fees	-	(266,503)
Net proceeds from common stock issuance	10,646,457	8,372,270
Payments for deferred stock issuance costs	-	(437,357)
Net cash provided by financing activities	10,994,281	15,238,410

Net Increase In Cash	10,100,351	4,449,588
Cash at the Beginning of the Period	5,763	2,134,510

Cash at the End of the Period	$10,106,114	$6,584,098

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Debt discount for allocation of proceeds to warrants and beneficial
conversion feature of debt	$291,920	$-
Conversion of debt to common shares	$902,176	$-
Deferred costs of common stock issuance	$50,000	$-

Supplemental Disclosure:

Cash paid for interest	$-	$34,778
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reven Housing REIT, Inc. was initially incorporated in the State of Colorado and then converted to a Maryland corporation on April 1, 2014 (Reven Housing REIT, Inc., along with its subsidiaries, are also referred to herein collectively as the “Company”). The Company acquires portfolios of occupied and rented single-family homes throughout the United States with the objective of receiving income from rental property activity and future profits from the sale of rental property at appreciated values.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2013 Annual Report on Form 10-K, filed March 25, 2014. The results of operations for the period ended September 30, 2014 are not necessarily indicative of the operating results for the full year.

On November 05, 2014, the Company effected a 1-for-20 reverse stock split of the issued common stock. Each stockholder’s percentage ownership and proportional voting power generally remained unchanged as a result of the reverse stock split. All applicable share data, per share amounts and related information in the condensed consolidated financial statements and noted thereto have been adjusted retroactively to give effect to the 1-for-20 reverse stock split. See Note 5.

Principles of Consolidation

The accompanying financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries, Reven Housing Georgia, LLC, Reven Housing Texas, LLC, Reven Housing Florida, LLC, and Reven Housing Tennessee, LLC. All significant inter-company transactions have been eliminated in consolidation.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09 Revenue from Contracts with Customers, or ASU No. 2014-09, which will supersede nearly all existing revenue recognition guidance under GAAP. ASU No. 2014-09 provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption and will become effective for the Company in the fourth quarter of 2016.

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

Tax and Insurance reserves

Tax and insurance reserves represent amounts held in accordance with the terms of our loan for taxes and insurance.

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loan Fees

Loan closing costs and fees totaled $266,503 and will be amortized over the term of the loan which is 60 months. For the three and nine months ended September 30, 2014, amortization expense for these loan fees was $13,326.

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

The tax benefit of uncertain tax positions is recognized only if it is “more likely than not” that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority, having full knowledge of all the relevant information. As of December 31, 2013 and September 30, 2014, the Company had no unrecognized tax benefits. The Company does not anticipate a significant change in the total amount of unrecognized tax benefits during 2014.

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Incentive Compensation Plan

During 2012, the Company established the 2012 Incentive Compensation Plan, which was subsequently amended and restated in December 2013 (“2012 Plan”). The 2012 Plan allows for the grant of options and other awards representing up to 1,650,000 shares of the Company’s common stock. Such awards may be granted to officers, directors, employees, consultants and other persons who provide services to the Company or any related entity. Under the 2012 Plan, options may be granted at an exercise price greater than or equal to the market value at the date of the grant, for owners of 10% or more of the voting shares, at an exercise price of not less than 110% of the market value. Awards are exercisable over a period of time as determined by a committee designated by the Board of Directors, but in no event longer than ten years.

On April 4, 2014, the Board of Directors authorized the issuance of, and the Company issued, an aggregate of 48,750 shares of the Company’s common stock under the 2012 Plan to the members of the Board of Directors as compensation for their services.

On October 16, 2014, the Board of Directors authorized the issuance of, and the Company issued, an aggregate of 425,000 shares of the Company’s common stock under the 2012 Plan to certain officers and consultants of the Company. The shares issued are subject to restrictions and future vesting conditions based on the Company reaching certain future milestones. None of the shares were vested as of the issuance date.

Net Loss Per Share

Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share. For the nine months ended September 30, 2013, and 2014, potentially dilutive securities excluded from the calculations were 263,588 shares issuable upon exercise of outstanding warrants granted in conjunction with the convertible notes.

Financial Instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying condensed consolidated balance sheets, approximates fair value.

Security Deposits

Security deposits represent amounts deposited by tenants at the inception of the lease.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and reported amounts of expenses for the periods presented. Accordingly, actual results could differ from those estimates. Significant estimates include assumptions used to determine the allocation of purchase prices of property acquisitions.

Property Acquisitions

The Company accounts for its acquisitions of real estate in accordance with FASB ASC 805, Accounting for Business Combinations, Goodwill, and Other Intangible Assets, which requires the purchase price of acquired properties be allocated to the acquired tangible assets and liabilities, consisting of land, building, and identified intangible assets, consisting of the value of above-market and below-market leases, the value of in-place leases, unamortized lease origination costs and security deposits, based in each case on their fair values and ASC 970, Real Estate Project Costs, which requires that pre-acquisition costs relating to the acquisition of property incurred before the property is acquired and are otherwise capitalizable should be capitalized. Each portfolio of acquired property (which includes land and building) is recorded as a separate business combination.

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

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property Acquisitions (continued)

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

Land, Buildings and Improvements

Land, buildings and improvements are recorded at cost. Buildings and improvements are depreciated over estimated useful lives of approximately 27.5 years using the straight-line method. Maintenance and repair costs are charged to operations as incurred.

The Company assesses the impairment of long-lived assets, whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value, as measured by the anticipated undiscounted net cash flows of the asset. Should impairment exist, the asset is written down to its estimated fair value. The Company has not recognized any impairment losses through September 30, 2014.

Reclassifications

Certain amounts for 2013 have been reclassified to conform to the current period’s presentation.

NOTE 2. RESIDENTIAL HOMES

Residential homes purchased by the Company are recorded at cost. The homes are leased on short-term leases expiring on various dates primarily over the coming year.

The following table represents the Company’s investment in the homes and allocates purchase price in accordance with ASC 805:

	Number		Residential	Total
	of Homes	Land	Homes	Investment

Total at December 31, 2013	159	$2,514,009	$10,064,626	$12,578,635

Purchases and improvements during 2014:
Texas	18	319,500	1,271,754	1,591,254
Florida	47	479,700	2,818,370	3,298,070
Tennessee and Mississippi	69	777,700	4,428,152	5,205,852
Georgia- improvements	-	-	19,644	19,644

Total at September 30, 2014	293	$4,090,909	$18,602,546	$22,693,455

NOTE 3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At December 31, 2013 and September 30, 2014, accounts payable and accrued expenses consisted of the following:

	2013	2014

Accounts payable	$89,666	$74,926
Accrued property taxes	196,141	197,606
Accrued legal, board fees and other expenses	61,372	422,987
Accrued interest	-	26,810

	$347,179	$722,329

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

The terms of the note also provide for escrows of taxes and insurance reserves. As of September 30, 2014, a total of $169,740 of cash was held in these lender escrow accounts.

NOTE 5. STOCKHOLDERS’ EQUITY

On April 4, 2014, in a separate follow-on private placement to the September 27, 2013 private placement, the Company issued an additional 675,000 shares of its common stock for a purchase price of $4.00 per share for gross proceeds of $2,700,000. On May 16, 2014, the Company completed the final tranche of this follow-on private placement with the same accredited investor upon the receipt of additional gross proceeds of $5,900,000 and issued an additional 1,475,000 shares of its common stock for a purchase price of $4.00 per share. Offering costs related to this follow-on private placement totaled $227,730 resulting in combined net proceeds of $8,372,270.

On November 5, 2014, the Company effected a 1-for-20 reverse stock split of issued common stock. In conjunction with the reverse stock split, the Board of Directors approved a change in the number of authorized common shares from 600,000,000 to 100,000,000, which change was effected immediately after the effectiveness of the reverse stock split. Additionally, the par value of the shares was modified from $.02 to $.001 per share so that the par value per share of the common stock before the reverse stock split and after the reverse stock split remained at $.001 per share. References in these condensed consolidated financial statements and notes have been adjusted to retroactively account for the effects of the reverse split.

NOTE 6. INCOME TAXES

The Company plans to elect REIT status effective for the year ending December 31, 2014, when it meets all requirements allowing it to do so. At that time, the Company would generally not be subject to income taxes assuming it complied with the specific distribution rules applicable to REITs.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and expected carry-forwards are available to reduce taxable income. The Company records a valuation allowance when, in the opinion of management, it is more likely than not, that the Company will not realize some or all deferred tax assets. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance equal to the deferred tax asset at December 31, 2013 and September 30, 2014. At December 31, 2013 the Company had federal and state net operating loss carry-forwards of approximately $675,000 and $673,000, respectively. The federal and state tax loss carry-forwards will begin to expire in 2032, unless previously utilized.

Pursuant to Internal Revenue Code Section 382, use of the Company’s net operating loss carry-forwards may be limited if a cumulative change in ownership of more than 50% occurs within a three year period. Management believes that such an ownership change had occurred but has not performed a study of the limitations on the net operating losses.

NOTE 7. RELATED PARTY TRANSACTIONS

The Company sub-leases office space on a month-to-month basis from Reven Capital, LLC which is wholly-owned by Chad M. Carpenter, a shareholder of the Company and the Company’s Chief Executive Officer, and reimburses Reven Capital, LLC for Company expenses paid and previously advanced by Reven Capital, LLC. The advances are due on demand, unsecured and are non-interest bearing. These advances were paid off in full during the year ended December 31, 2013. During the period ended September 30, 2013, the Company paid previous advances of $263,877.

NOTE 8. STOCK COMPENSATION

On April 4, 2014, the Board of Directors authorized the issuance of, and the Company issued, an aggregate of 48,750 shares of the Company’s common stock under the 2012 Plan to the members of the Board of Directors as compensation for their services. These shares were valued at $4.00 per share, for a total expense of $195,000 which has been included in the Company’s Condensed Consolidated Statement of Operations for the nine months ended September 30, 2014.

On October 16, 2014, the Board of Directors authorized the issuance of, and the Company issued, an aggregate of 425,000 shares of the Company’s common stock under the 2012 Plan to certain officers and consultants of the Company. The shares issued are subject to restrictions and future vesting conditions based on the Company reaching certain future milestones. None of the shares were vested as of the issuance date. Compensation expense will be recognized in the applicable future periods should the applicable milestones be achieved in accordance with the vesting schedule. At the time of filing there is no assurance that these milestones will in fact be achieved and that the shares will in fact vest in the future.

NOTE 9. COMMITMENTS

Property Management Agreement

The Company has entered into property management agreements with unrelated property management companies in which the Company will pay management fees ranging from six to eight percent of gross rental receipts.

NOTE 10. SUBSEQUENT EVENTS

On November 10, 2014, Reven Housing Tennessee, LLC, a wholly-owned subsidiary of the Company, completed the acquisition of 21 residential homes, pursuant to a purchase and sale agreement. The homes are located in the Memphis, Tennessee metropolitan area. The contract purchase price for the 21 homes was approximately $1,725,000, excluding closing costs, which was funded primarily from cash.

The below shows the pro forma effect to the Company’s balance sheet of the purchase of the homes if the subsequent events had occurred as of September 30, 2014:

		Tennessee Acquisition	Pro Forma
Reven Housing REIT, Inc and Subsidiaries	September 30,	Pro Forma	September 30,
Unaudited Pro Forma Condensed Balance Sheet	2014	Adjustments (a)	2014

ASSETS
Investment in real estate, net	$22,260,653	$1,745,489	$24,006,142
Cash	6,584,098	(1,696,389)	4,887,709
Rents and other receivables	95,714	-	95,714
Tax and insurance reserves	169,740	-	169,740
Escrow deposits and prepaid expenses	896,545	(18,250)	878,295
Loan fees, net	253,177	-	253,177
Deferred stock issuance costs	472,357	-	472,357

Total Assets	$30,732,284	$30,850	$30,763,134

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses	$722,329	$25,000	$747,329
Security deposits	253,870	5,850	259,720
Note payable	7,570,000	-	7,570,000

Total Liabilities	8,546,199	30,850	8,577,049

Stockholders' Equity
Common stock	6,592	-	6,592
Additional paid-in capital	24,601,719	-	24,601,719
Accumulated deficit	(2,422,226)	-	(2,422,226)
Total Stockholders' Equity	22,186,085	-	22,186,085

Total Liabilities and Stockholders' Equity	$30,732,284	$30,850	$30,763,134

(a) Acquisition of 21 single family homes in Memphis, Tennessee metropolitan area for cash, allocation of purchase price and recognition of liabilities assumed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise provided in this Quarterly Report, references to the “Company,” “we,” “us,” and “our” refer to Reven Housing REIT, Inc. and Subsidiaries. Reven Housing REIT, Inc. was initially incorporated in the State of Colorado and then converted to a Maryland corporation on April 1, 2014.

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

Overview

We are an internally-managed real estate investment company focused on the acquisition, leasing, and management of recently renovated and stabilized single-family properties in select markets in the United States. Our objective is to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation. We generate virtually all of our revenue by leasing our portfolio of single-family properties. As of September 30, 2014, we owned 293 single-family properties, of which 168 are in the Houston, Texas metropolitan area, 69 are in the Memphis, Tennessee metropolitan area, 47 are in the Jacksonville, Florida metropolitan area, and 9 are in the Atlanta, Georgia metropolitan area. The average investment in the 293 homes is approximately $77,450 per home. Of the 293 homes owned at September 30, 2014, 280 were occupied, or 96%. The per home average rent for the portfolio is approximately $959 per month.

On September 27, 2013, the Company entered into a stock purchase agreement with King APEX Group II, Ltd. and King APEX Group III, Ltd., which are funds managed by Allied Fortune (“HK”) Management Limited, a Hong Kong based funds management company, in connection with a private placement of up to 6,250,000 shares of its common stock at a price of $4.00 per share, for aggregate gross proceeds of up to $25 million. Upon the completion of the private placement, we consummated the sale of a total of 3,750,000 shares for a gross purchase price of $15 million in three closings with the final closing occurring on November 22, 2013. Cash proceeds after offering expenses were $14,539,082, plus an additional non-cash expense of $50,000 representing additional deferred costs relating to the private placement resulting in net proceeds of $14,489,082.

The proceeds of this private placement have allowed the Company to purchase 168 homes in Houston, Texas, and provided the funds necessary to support the Company’s acquisition and operating expenses. On October 31, 2013, 150 of the Houston homes were purchased at a total cost of $11,971,797 including closing expenses. On January 31, 2014, the Company closed on the remaining 18 single family homes at a total cost of $1,584,343, including acquisition and closing costs.

On April 4, 2014, in a separate follow-on private placement to the September 27, 2013 private placement, the Company issued an additional 675,000 shares of its common stock for a purchase price of $4.00 per share for gross proceeds of $2,700,000. On May 16, 2014, the Company completed the final tranche of this follow-on private placement with the same accredited investor upon the receipt of additional gross proceeds of $5,900,000 and issued an additional 1,475,000 shares of its common stock for a purchase price of $4.00 per share. Offering costs related to this follow-on private placement totaled $227,730 resulting in combined net proceeds of $8,372,270.

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

In order to supplement its financial resources, the Company received $1,227,100 of loan proceeds per the terms of a $7,570,000 loan with Silvergate Bank on June 12, 2014. The loan is secured by deeds of trust encumbering the Company’s homes located in Texas. The entire balance of principal and accrued interest is due and payable on July 5, 2019. The note provides for monthly payments of interest only at a rate of 1.00% over the prime rate (current interest rate is 4.25%) until August 5, 2014. Thereafter, monthly payments of interest and principal, assuming a 25 year amortization rate will be made until maturity. The remaining principal amount of $6,342,900 was received by the Company on August 6, 2014. Thus the outstanding balance owed on the loan was $7,570,000 as of September 30, 2014.

On November 10, 2014, the Company completed the acquisition of 21 residential homes in the Memphis, Tennessee metropolitan area. The contract purchase price for the 21 homes was approximately $1,725,000, excluding closing costs, which was funded primarily by cash.

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

Comparisons of our quarterly results of operations for September 30, 2014 to September 30, 2013 presented in our condensed consolidated financial statements are not generally meaningful as we did not have substantial rental operations in 2013. Operations and activity did not increase significantly until the fourth quarter of 2013 when we purchased an additional 150 homes, and raised equity through our private placement activities as mentioned above. As of September 30, 2014 the Company owned 293 homes, however as of September 30, 2013, the Company only owned 9 homes.

For the quarter ended September 30, 2014, the Company had total rental income of $740,778 and rental expenses of $317,444, resulting in net operating income from rentals of $423,334. General and administrative expenses including personnel, occupancy, travel, board of director fees, and public filing fees totaled $278,543. Legal and accounting totaled $69,054. Interest expense on the note payable was $50,603. Depreciation on our home investments totaled $166,928. This resulted in a net loss of $141,794.

For the quarter ended September 30, 2013, the Company had total rental income of $14,193. Rental expenses were $11,978, resulting in net operating income from rentals of $2,215. General and administrative expenses were $17,060. Legal and accounting expenses totaled $21,536. Interest expense on convertible notes payable was $25,081. Amortization of discount on the convertible notes payable totaled $281,625. The convertible notes were paid off in September of 2013, thus the corresponding interest and amortization expenses do not recur in the current quarter. Depreciation expense was $4,200. As a result, the Company had a net loss of $347,287 for the quarter ended September 30, 2013.

The increase in net rental operating income for the quarter ended September 30, 2014 compared to the quarter ended in 2013 is due to the increase of rental homes owned from 9 to 293. General and administrative expenses increased due to an increase in personnel and activities due to our increase in operations. The amortization of discount on the convertible notes was completed in the quarter ended September 30, 2013 when the notes were paid off or converted. Thus this expense was not incurred in the quarter ended September 30, 2014. Depreciation increased due to the increase in rental homes owned.

For the nine months ended September 30, 2014, the Company had total rental income of $1,716,758 and rental expenses of $737,833, resulting in net operating income from rentals of $978,925. General and administrative expenses including personnel, occupancy, travel, board of director fees, and public filing fees totaled $1,005,648. Legal and accounting totaled $260,406. Interest expense on the note payable was $53,090. Depreciation on our home investments totaled $369,928. This resulted in a net loss of $710,147.

For the nine months ended September 30, 2013, the Company had total rental income of $55,817. Rental expenses were $25,718, resulting in net operating income from rentals of $30,099. General and administrative expenses were $121,599, legal and accounting expenses totaled $114,411. Interest expense on convertible notes payable was $77,382. Amortization of discount on the convertible notes payable totaled $563,253. Depreciation expense was $12,600. As a result, the Company had a net loss of $859,146 for the nine months ended September 30, 2013.

The increase in net rental operating income for the nine months ended September 30, 2014 compared to the nine months ended in 2013 is due to the increase of rental homes during the period ended September 30, 2014. General and administrative expenses increased due to an increase in personnel and activities due to our increase in operations. The amortization of discount on the convertible notes was completed in the quarter ended September 30, 2013 when the notes were paid off or converted. Thus this expense was not incurred during the period ended September 30, 2014. Depreciation increased due to the increase in rental homes owned.

Liquidity and Capital Resources

The Company’s liquidity positon at September 30, 2014 consisted of $6,584,098 of cash, $95,714 of rents and other receivables, $169,740 of tax and insurance reserves, and $896,545 of escrow deposits and prepaid expenses, for a total of $7,746,097. As of December 31, 2013, the cash balance was $2,134,510, rents and other receivables were $10,053, and escrow deposits and prepaid expenses totaled $151,128, for a total liquidity position of $2,295,691. The liquidity position at September 30, 2014 resulted primarily from the excess of funds raised from the Company’s private placement and note proceeds over funds invested in the purchase of home inventory.

For the nine months ended September 30, 2014, the Company provided $71,415 of cash from its operating activities. This resulted from adding back stock compensation of $195,000, depreciation and amortization of $369,928, and adding the net change in operating assets and liabilities of $216,634 to the net loss of $710,147. The Company used $630,502 in operations during the nine months ended September 30, 2013.

During the nine months ended September 30, 2014, the Company invested $10,114,820 in acquiring homes and additions to new homes and had an increase in escrow deposits and prepaid expenses in the amount of $745,417 resulting in $10,860,237 of cash used for investing activities. For the nine months ended September 30, 2013, the Company used $263,428 of cash in investing activities to acquire homes.

The Company received $8,372,270 of net proceeds on the issuance of stock from its follow-on private placement and $7,570,000 of loan proceeds. The loan proceeds represented the $7,570,000 loan due on July 5, 2019 secured by deeds of trust encumbering the Company’s homes in Texas. The note provides for monthly payments of interest only at a rate of 1.00% over the prime rate (current interest rate is 4.25%) until July 5, 2016. Thereafter monthly payments of interest and principal will be made until maturity. Loan costs totaled $266,503 and additional deferred stock issuance costs totaled $437,357, resulting in $15,238,410 of net cash provided by financing activities for the nine months ended September 30, 2014. For the nine months ended September 30, 2013, the Company received $10,646,457 of net proceeds on the issuance of stock from its private placement, $500,000 of proceeds from the issuance of convertible notes payable, and used $152,176 of cash to retire convertible notes payable resulting in $10,994,281 of cash provided by financing activities.

The Company’s future acquisition activity relies primarily on its ability to raise funds from the further issuance of common shares combined with new loan transactions secured by its current and future home inventories. The Company remains focused on acquiring new capital. The Company believes its current cash balance combined with its estimated future net rental revenue is sufficient to fund its future operating activities.

Off Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

As a “smaller reporting company” defined in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

Item 4.  Controls and Procedures.

During the nine months ended September 30, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2014.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded such controls and procedures to be effective as of September 30, 2014 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 3.   Defaults Upon Senior Securities.

Not applicable.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

Not applicable.

Item 6.   Exhibits.

Exhibit No.	Description

10.1	Second Amendment to Single Family Homes Real Estate Purchase and Sale Agreement dated July 2, 2014 (Jacksonville 49) (Incorporated by reference from the Registrant’s Form 8-K filed on July 7, 2014).

10.2	Fourth Amendment to Single Family Homes Real Estate Purchase and Sale Agreement dated July 22, 2014 (Memphis 60) (Incorporated by reference from the Registrant’s Form 8-K filed on July 28, 2014).

10.3	First Amendment to Single Family Homes Real Estate Purchase and Sale Agreement dated July 22, 2014 (Memphis 14) (Incorporated by reference from the Registrant’s Form 8-K filed on July 28, 2014).

10.4	Single Family Homes Real Estate Purchase and Sale Agreement dated September 9, 2014 (Jacksonville 50) (Incorporated by reference from the Registrant’s Form 8-K filed on September 11, 2014).

10.5	Single Family Homes Real Estate Purchase and Sale Agreement dated September 9, 2014 (Memphis 22) (Incorporated by reference from the Registrant’s Form 8-K filed on September 11, 2014).

10.6	Single Family Homes Real Estate Purchase and Sale Agreement dated September 11, 2014 (Jacksonville 77) (Incorporated by reference from the Registrant’s Form 8-K filed on September 17, 2014).

10.7	Single Family Homes Real Estate Purchase and Sale Agreement dated September 26, 2014 (Houston 100) (Incorporated by reference from the Registrant’s Form 8-K filed on September 30, 2014).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2014	REVEN HOUSING REIT, INC.

/s/ Chad M. Carpenter
Chad M. Carpenter,
Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2014	REVEN HOUSING REIT, INC.

/s/ THAD L. MEYEr
Thad L. Meyer,
Chief Financial Officer
(Principal Financial Officer)

