Form 10-K
period 2014-12-31
Reven Housing REIT, Inc.
filed 2015-03-31
CIK 1487782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 000-54165

Reven Housing REIT, Inc.

(Exact name of registrant as specified in its charter)

Maryland	84-1306078
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7911 Herschel Avenue, Suite 201

La Jolla, California 92037

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐  No  ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,275,620.

The number of shares of the registrant’s common stock outstanding as of February 28, 2015 was 7,016,796.

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements can generally be identified by words such as “anticipates”, “expects”, “intends”, “will”, “could”, “believes”, “estimates”, “continue” and similar expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in, or implied by, the forward-looking statements. Factors that could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects, as well as our ability to make distributions to our shareholders are discussed more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report and in the “Risk Factors” section of our Registration Statement on Form S-11 filed with the SEC on May 27, 2014 and subsequently amended on September 4, 2014, and include, but are not limited to:

•	We have a limited operating history and therefore management cannot ensure the long-term successful operation of our business or the execution of our business plan.

•	We have a history of net operating losses, and we may never achieve profitability from operations.

•	Certain of our existing stockholders affiliated with Mr. Xiaofan Bai have substantial influence over our company, and their interests may not be aligned with the interests of our other stockholders and sales of their shares could cause the market price of our common stock to decrease.

•	We do not have any experience operating as a REIT, and we cannot assure you that we will be successful operating as a REIT.

•	We are dependent on our executive officers and dedicated personnel, and the departure of any of our key personnel could materially and adversely affect us.

•	If we cannot obtain financing, our growth may be limited.

•

Our underwriting criteria and evaluation of properties involves a number of assumptions that may prove inaccurate, which may cause us to overpay for our properties or incur significant costs to operate a property.

•	Operating our business on a larger scale could result in substantial increases in our expenses.

•	If rents in our markets do not increase sufficiently to keep pace with rising costs of operations, our cash available for distribution will decline.

•	Declining real estate values and impairment charges could adversely affect our earnings and financial condition.

•	Our Board of Directors may change our investment strategy, financing strategy or leverage policies, or any of our other major policies, without the consent of stockholders.

•	Failure to qualify as a REIT could adversely affect our operations and our ability to make distributions.

•	The availability and timing of our anticipated cash distributions are uncertain, and the distributions when made are expected to be paid partially from the proceeds of this offering and are estimated to represent a return of capital.

•	The NASDAQ or another nationally recognized stock exchange may not list our securities, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	An active trading market for our common stock may never develop following this offering.

•	There may be limitations on the effectiveness of our internal controls, and a failure of our control systems to prevent error or fraud may materially harm our company.

Market data used throughout this report is based on published third party reports or the good faith estimates of management, which estimates are presumably based upon their review of internal surveys, independent industry publications and other publicly available information. Although we believe that such sources are reliable, we do not guarantee the accuracy or completeness of this information, and we have not independently verified such information.

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

In this report, the terms “we,” “our,” “us” and “Company” refer to Reven Housing REIT, Inc., a Maryland corporation, together with its wholly-owned subsidiaries, including (1) Reven Housing Georgia, LLC, a Delaware limited liability company; (2) Reven Housing Texas, LLC, a Delaware limited liability company; (3) Reven Housing Florida, LLC, a Delaware limited liability company; (4) Reven Housing Tennessee, LLC, a Delaware limited liability company; and (5) Reven Housing Florida 2, LLC, a Delaware limited liability company.

On November 5, 2014, we effected a 1-for-20 reverse split of our outstanding common stock. All share and share price information set forth in this report have been adjusted to give effect to the reverse split.

Overview

We are an internally managed Maryland corporation that engages in the acquisition, ownership and operation of portfolios of leased single family homes in the United States. We operate our portfolio properties as single family rentals, or SFRs, and we generate most of our revenue from rental income from the existing tenants of the SFRs we have acquired. We intend to elect and qualify to be taxed as a real estate investment trust, or REIT, for federal income tax purposes commencing with our taxable year ended December 31, 2015.

As of December 31, 2014, we have invested an aggregate of approximately $29,384,000 and own a total of 395 homes, of which 168 homes are in the Houston, Texas metropolitan area, 123 homes are in the Jacksonville, Florida metropolitan area, 95 homes are in the Memphis, Tennessee metropolitan area, and nine homes are in the Atlanta, Georgia metropolitan area. As of the date of this report, we have entered into purchase agreements for the acquisition of up to 202 additional homes in the Jacksonville, Florida metropolitan area and up to 100 additional homes in the Houston, Texas metropolitan area, for the aggregate purchase price of up to approximately $22,268,000. In March 2015, we purchased 50 of the Jacksonville homes under contract for a purchase price of approximately $3,327,000. The future acquisitions are subject to our ongoing due diligence inspection of the properties and our completion of a current offering of our equity securities, the proceeds of which will be used, in part, to finance our purchase of the homes. There can be no assurance that we will consummate the remaining acquisitions.

We intend to expand our acquisitions to other select markets in the United States that fit our investment criteria as we continue to evaluate new investment opportunities in different markets. As of December 31, 2014, our portfolio properties were 96% leased and the remaining 4% were vacant and being marketed for leasing. These portfolio properties were acquired with available cash and with the proceeds from two secured loan transactions with Silvergate Bank pursuant to which we borrowed a total of $11,522,140 during the year ended December 31, 2014. In March 2015, we borrowed an additional $3,526,985 from Silvergate Bank in a separate secured loan transaction. The loan transactions with Silvergate Bank are secured by first priority liens and related rents on 168 homes in the Houston, Texas area, 93 homes in the Memphis, Tennessee area and 125 homes in the Jacksonville, Florida area.

Our principal objective is to generate cash flow and distribute resulting profits to our stockholders in the form of distributions, while gaining home price appreciation, or HPA, at the same time through the ownership of our portfolio properties. With this objective in mind, we have developed our primary business strategy of acquiring portfolios of stabilized or leased SFRs. We believe the execution of this strategy will allow us to generate immediate and steady cash flow from the rental income from the SFRs that we acquire while potentially gaining significant HPA over time. HPA is a metric most of our competitors use to project total returns. We believe cash flow is a better metric to project returns because cash flow is realized currently while HPA is unrealized and deferred until the assets are sold. We expect that the available cash flow generated from the rental income of our SFRs will allow us to pay all of our operating costs for the operation of our portfolio properties and distribute profits to our stockholders in the form of quarterly dividends as our company grows.

Our History and Structure

In 2012, Chad M. Carpenter, our Chairman of the Board, President and Chief Executive Officer, recognized an opportunity to acquire portfolios of leased homes with positive cash flow and then distribute resulting profits to stockholders. To capitalize on this opportunity, Mr. Carpenter acquired a majority of the issued and outstanding shares of our common stock in July 2012 and founded Reven Housing REIT. Since then, we have been engaged in our current business of acquiring, owning and operating portfolios of leased single family homes as rental properties.

Our company was originally incorporated on April 26, 1995. On April 1, 2014, we converted from a Colorado corporation to a Maryland corporation pursuant to applicable state conversion statutes to better position our company to qualify and operate as a REIT. In connection with our conversion to a Maryland corporation, we adopted our current charter and bylaws in accordance with the laws of the State of Maryland.

Reven Housing REIT, Inc. serves as a holding company for our various operating subsidiaries through which we conduct our acquisitions and hold our properties and applicable secured debt. These operating subsidiaries include Reven Housing Georgia, LLC, Reven Housing Texas, LLC, Reven Housing Florida, LLC, Reven Housing Tennessee, LLC and Reven Housing Florida 2, LLC.

Development of Our Business

Since January 1, 2014, we have undertaken the following material transactions and general development of our business:

Jacksonville, Florida — Portfolio Acquisition.   During the fiscal year ended December 31, 2014, we acquired 20 separate portfolios of single family homes located in the Jacksonville, Florida metropolitan area, totaling 123 single family homes for the aggregate purchase price of $8,415,451, exclusive of closing costs. As of the date of this report, we have entered into agreements to purchase up to an additional 202 single family homes in the Jacksonville area for a purchase price of up to $13,568,000. On March 13, 2015, a total of 50 of these homes were acquired for a purchase price of $3,326,853. Our purchase of the remaining 152 single family homes is subject to our due diligence inspection of the properties and our completion of a current offering of our equity securities, the proceeds of which will be used, in part, to finance the acquisition of the 152 homes. There can be no assurance that we will consummate the acquisition.

Memphis, Tennessee — Portfolio Acquisitions.   During the fiscal year ended December 31, 2014, we acquired eight separate portfolios of single family homes located in the Memphis, Tennessee metropolitan area, totaling 95 single family homes for the aggregate purchase price of $7,310,709, exclusive of closing costs.

Houston, Texas — Portfolio Acquisitions.  During the fiscal year ended December 31, 2014, we acquired a portfolio of 18 single family homes located in the Houston, Texas metropolitan area for a total purchase price of $1,560,836, excluding closing expenses. In addition, in September 2014, we entered into an agreement, as subsequently amended, to purchase up to an additional 100 single family homes in the Houston area for the total purchase price of up to $8,700,000. Our purchase of the additional 100 single family homes is subject to our due diligence inspection of the properties and our completion of a current offering of our equity securities, the proceeds of which will be used, in part, to finance the acquisition of the 100 homes. There can be no assurance that we will consummate the acquisition

2014 Private Placement.  In April and May 2014, we conducted a follow-on private placement of 2,150,000 shares of our common stock to King APEX Group Holdings IV Limited, a fund managed by Allied Fortune (HK) Management Ltd., for aggregate gross proceeds of $8,600,000. Xiaofan Bai, a member of our Board of Directors, is the Director of Allied Fortune.

Silvergate Credit Facility. During the year ended December 31, 2014, we entered into two loan transactions with Silvergate Bank pursuant to which we borrowed a total of $11,522,140 secured by deeds of trust encumbering a portion of our single family homes. The proceeds of the loans were used by us to purchase additional single family homes. In June 2014, we issued Silvergate a promissory note in the amount of $7,570,000 and in November 2014 we issued Silvergate a promissory note in the amount of $3,952,140. The June 2014 note provides for monthly interest only payments at a rate of 1.00% over the prime rate (prime rate as of the date of this report is 3.25% per annum) until July 5, 2016 and, thereafter, monthly payments of interest and principal, based on a 25 year amortization rate until maturity. The entire balance of principal and accrued interest under the June 2014 note is due and payable on July 5, 2019. The November 2014 note provides for monthly interest only payments at a rate of 1.00% over the prime rate until December 5, 2016 and, thereafter, monthly payments of interest and principal, based on a 25 year amortization rate until maturity. The entire balance of principal and accrued interest under the November 2014 note is due and payable on December 5, 2019. On March 13, 2015, we entered into a third loan transaction with Silvergate Bank where we issued a promissory note in the amount of $3,526,985. The note provides for monthly interest only payments at a rate of 1.00% over the prime rate until April 5, 2017 and, thereafter, monthly payments of interest and principal, based on a 25 year amortization rate until maturity. The entire balance of principal and accrued interest under the note is due and payable on April 5, 2020. The notes are secured by first priority liens and related rents on 168 homes in the Houston, Texas area, 93 homes in the Memphis, Tennessee area and 125 homes in the Jacksonville, Florida area.

Our Competitive Advantages

We believe that our competitive advantages include the following:

Our Business Strategy

Our business strategy of acquiring stabilized or leased portfolios of single-family homes and operating them as rental properties allows us to focus on generating positive cash flow and distributing the resulting profits to our stockholders. Our business strategy differentiates us from most of our competitors because they are buying empty homes individually as opposed to purchasing rented homes in bulk or are focused on generating home price appreciation. In the institutional investment sector, our strategy is generally known as a core strategy while most of our competitors are executing opportunistic strategies. We believe that core strategies generally involve less risk than opportunistic strategies due to the stabilized and cash flow nature of the SFRs acquired and are more in line with the strategies of public REITs in other asset classes. We believe our business strategy is efficient and cost effective because we do not need a large staff or to incur significant overhead costs in order to grow and execute our business plan.

Internal Management

As an internally-managed REIT, our executives are dedicated to our business allowing us to maintain greater control over the management and operation of our business than externally-managed REITs. Our management’s interests are aligned with those of our stockholders and we are exposed to fewer conflicts of interest than those typically faced by externally-managed REITs. Additionally, as our portfolio grows, we believe that we will achieve greater operational efficiencies and realize superior economies of scale as compared to externally-managed companies.

Experienced Management Team

We believe the real estate and institutional investment experience of our management team will lead our company to achieve our growth goals. Our management team is led by our founder, Chad M. Carpenter, our Chairman, President and Chief Executive Officer. Mr. Carpenter, along with Thad L. Meyer, our Chief Financial Officer, Chief Operating Officer and Secretary, are both experienced institutional real estate veterans, each with more than 25 years of residential and commercial real estate experience in both public and private real estate companies. Along with Michael P. Soni, our Senior Advisor of Investments, who also serves as our asset manager, our seasoned management team has more than 55 years of collective commercial and residential real estate investment, leasing and operational experience and has been involved in over $3.0 billion of real estate transactions. Members of our management team, including their experiences prior to joining our company, have inspected over 3,000 single-family residences and acquired approximately 800 single-family residences to rent or rehabilitate and sell in 12 states, including Arizona, California, Florida, Georgia, Indiana, Michigan, Mississippi, New York, Ohio, Pennsylvania, Tennessee and Texas. Our management team has established excellent relationships with brokers, sellers, institutional investors, policymakers, lenders, and aggregators of residential assets and has a proven track record in acquiring, managing and selling residential and commercial real estate.

Disciplined Acquisition Strategy

We have developed a disciplined, efficient, and cost-effective process to acquire assets that meet or exceed our conservative underwriting criteria, a thorough due diligence process and financial return requirements. We seek to continue acquiring portfolios of occupied single family homes in bulk from investors who acquired, rehabilitated and rented them to qualified tenants and that have the potential for increased yield and appreciation. In addition, we believe we can achieve greater economies of scale by focusing our acquisitions in select markets and communities where there are established property management, general contractor and vendor relationships, and greater concentration of assets.

Extensive Sourcing Network

Our management team has cultivated and developed a wide network of industry relationships over the years, which we believe provides our company with a distinct competitive advantage to source a greater number of off-market transactions. Through this network, we have been able to source attractive portfolio acquisitions, and we believe they may provide us with additional attractive privately negotiated acquisition opportunities that in some cases may not be available to other market participants. We believe that this can result in more favorable pricing for acquisitions than if we were bidding on fully marketed deals. Our acquisitions team is in regular communication with sourcing contacts and sends out frequent and regular emails to update our underwriting criteria and to account for changes in current market and economic conditions. We provide agents and investors with specific acquisition criteria regarding the type of dwelling, location, condition of property, and price points so that they can concentrate their efforts exclusively on properties that meet our criteria. We maintain a database of potential sourcing contacts that is updated on a regular basis.

Our Business and Growth Strategies

Our objective is to be a leader in the single family rental business as an institutional-quality operator on a national scale. Our focus is on cash flow and profitability while generating meaningful distributions from rental income and the potential for capital appreciation. We believe we can achieve this objective through the following strategies:

Disciplined Investment Strategy and Institutional Platform

We intend to grow by acquiring portfolios of single-family homes with cash flow in place in portfolios in select markets throughout the United States where economic forecasts are favorable for our business. Such forecasts include increasing rental rate growth and home price appreciation, increasing population migration and increasing job growth. Other factors that are as important are decreasing unemployment rates, decreasing cap rates and vacancies. We have strict investment criteria and detailed due diligence policies for each acquisition with formal investment committee meetings for review and approvals which creates an institutional culture and platform.

Create a Diversified Stabilized Portfolio

We currently own leased portfolios in the Atlanta, Georgia, Houston, Texas, Jacksonville, Florida, and Memphis, Tennessee metropolitan areas and intend to expand into other select markets in the United States that fit our strict investment criteria. These targeted markets include selected cities in Arizona, California, Colorado, Illinois, Indiana, Kentucky, Nevada, North Carolina, Oklahoma, Utah and Virginia. We believe that our planned expansion into these markets will help us achieve a diversified portfolio.

Keep a Low Cost and Efficient Overhead Structure

Our business strategy and platform allow us to maintain a lean, qualified team, keeping overhead costs down while efficiently managing vendors on an outsourced basis through active oversight and reporting. Unlike many of our competitors, we do not require nor maintain a large staff for acquisitions because we acquire investments through purchases of portfolios, not individual homes. Similarly, because we target and acquire homes that are leased and are otherwise in rent-ready condition, we do not require nor maintain a large staff for asset management or significant resources for renovating the homes. Additionally, by outsourcing property management functions to qualified and locally based property managers, we can focus our capital, resources and efforts that would otherwise be used to build in-house property management on operations and growth.

Locally-Based Property Management

Property management is a critical part of our business, and we believe this important function is a low margin and local business given the disparate nature of our assets and the unique characteristics of each home and the markets in which they are located. We believe that keeping maintenance and other operating costs under strict control and supervision is paramount to generating acceptable rental yields and maximizing the price appreciation of our assets. As such, we outsource our property management functions to independent, qualified, locally based property management teams who are experienced and familiar with the local markets in which they operate. We in turn manage the outsourced property managers to operate within our policies, procedures and budgets. By outsourcing the property management function of our business, our executives can better utilize their efforts, time and resources to focus on acquisitions and asset management rather than building a low-margin in-house property management arm, which we believe will allow us to achieve higher returns for our stockholders. We believe this is an efficient strategy for us at this stage of our development and furthers our growth.

Reporting for Operations

We intend to utilize currently available cloud-based management information systems that will enable comprehensive tracking, management and control of all required functions within a cost-efficient and scalable environment as recommended by our select outside property management professionals. We believe that these tools will facilitate effective and cost-efficient management of disparate assets, scale our platform, and sustain operating margins as we continue to grow. These systems will also enable management to comply with strict regulatory compliance and governance requirements and will empower field personnel to respond autonomously within established corporate and budgetary parameters.

Our Business Activities and Operations

Since we commenced investment activities in October 2012, we have acquired portfolios in Florida, Georgia, Tennessee and Texas. As of December 31, 2014, we own a total of 395 homes, of which 168 homes are in the Houston, Texas metropolitan area, 123 homes are in the Jacksonville, Florida metropolitan area, 95 homes are in the Memphis, Tennessee metropolitan area (with two of the Memphis homes located just across the border in Mississippi), and nine homes are in the Atlanta, Georgia metropolitan area. In addition, we evaluate new markets on an ongoing basis to identify investment opportunities that we believe can generate attractive risk-adjusted returns for our stockholders. Currently, we are evaluating markets in the following states for investment, each of which we believe meets our investment criteria: Arizona, California, Colorado, Illinois, Indiana, Kentucky, Nevada, North Carolina, Oklahoma, Utah and Virginia.

States in Which We Own Single-Family Homes
(as of December 31, 2014)

NOTE: States shaded as “Owned” are states in we which we own homes. However, we only own nine homes in Georgia and two homes in Mississippi.

The following tables present statistics of our single-family homes by MSA and metro division as of December 31, 2014.

Total Portfolio of Single-Family Homes — Summary Statistics
(as of December 31, 2014)

MSA/Metro Division	No. of Homes	Aggregate Investment (1)	Average Investment per Home	Percent Leased	Average Age (years)	Number of Homes Built by Decade	Average Size (sq. ft.)	Average Monthly Rent (2)	Average Months Remaining on Annual Lease (3)
Atlanta, Georgia	9	$620,185	$68,909	89%	22	1970-79: 1 1980-89: 2 1990-99: 2 2000-09: 4	1,443	$859	9.9
Houston, Texas	168	$13,148,797	$78,267	98%	46	1940-49: 3 1950-59: 34 1960-69: 44 1970-79: 51 1980-89:34 1990-99: 2	1,435	$994	3.6
Jacksonville, Florida	123	$8,372,890	$68,072	95%	50	1920-29: 1 1940-49: 5 1950-59: 54 1960-69: 31 1970-79: 11 1980-89: 11 1990-99: 4 2000-09: 3 2010-19: 3	1,280	$892	4.8
Memphis, Tennesee	95	$7,242,383	$76,236	95%	40	1940-49: 1 1950-59: 4 1960-69: 30 1970-79: 29 1980-89: 20 1990-99: 10 2000-09: 1	1,709	$972	8.8
Total or Weighted Average	395	$29,384,255	$72,871	96%	39.5	-	1,467	$929	6.8

(1)	Excludes transaction costs, which consist of costs associated with title, escrow, third party reports, advisory fees, if any, and legal expenses. These costs are expensed as incurred.

(2)	Average monthly rent is calculated by dividing the sum of monthly rents by the total number of homes. Our use of rent concessions is extremely limited and has little to no impact on rental figures disclosed herein. We do not have a policy of offering rent concessions.

(3)	Our policy is to acquire homes that are entirely leased. Of the 395 properties we have acquired, only two were vacant upon acquisition.

Our Investment Process

Our investment strategy is to acquire portfolios of tenant-occupied houses with from investors who have accumulated homes and who are now looking for an exit strategy. The evaluation and execution of our portfolio acquisitions are subject to the review and approval by our investment committee, which operates under the oversight of our Board of Directors and is currently comprised of Chad M. Carpenter, our Chairman and Chief Executive Officer, Xiaofan (Fred) Bai, a member of our Board of Directors, Xiahang (Jake) Bai, a member of our Board of Directors, Thad L. Meyer, our Chief Financial Officer and Chief Operating Officer, and Michael P. Soni, our Senior Advisor of Investments. We have developed and integrated the following proprietary processes in the implementation of our investment strategy.

Balanced Value Approach for Investing

Our acquisition strategy is based upon extensive research and utilizes a proprietary acquisitions algorithm that focuses on acquiring a balance of Class “A” and “B” portfolios of rented homes that have the potential for both increased yield and appreciation. To date, we have acquired mostly Class “B” homes and as we grow over time we intend to acquire more Class “A” homes to achieve our balanced value approach strategy, described below. Typically, Class “A” homes are homes that are generally larger and built after the year 2000, have a current rental yield of 12%+ with higher mid-term appreciation potential, and are generally in markets with the strongest economies and/or those that did not suffer recessionary effects to the extent experienced by other parts of the country. Class “B” homes are homes that are typically smaller and built before the year 2000, have a current rental yield of approximately 14% with lower mid-term appreciation potential, and are generally in markets with recovering economies. We invest in markets that demonstrate strong and/or improving economic performance which will support the potential for rent increases and home appreciation. When approaching a market, we focus on factors such as the strength of rental demand, rates of job growth, population growth and unemployment. Within markets that meet our investment criteria, we seek to identify the neighborhoods that offer the most attractive mix of rental demand and rental rates, which are often characterized by good access to transportation networks and employment centers, good schools and low levels of crime. We believe this “balanced value” approach towards investing will help our investments achieve sustainable profitability at all times and through all cycles. This balanced value approach is intended to offer stockholders diversification, distributions, appreciation, liquidity and a lower risk investment.

•	Types of houses. In terms of the structural or physical characteristics of the houses we acquire, we require that they are single-family residences with at least two bedrooms and at least two bathrooms. Houses are built with a combination of brick, stone, stucco, siding, and wood with updated windows and young to medium age roofs.

•	Market selection process. To gather market research we use Local Market Monitor, a third-party service founded in 1990, which is updated monthly with market data. Local Market Monitor began as a quarterly publication, stemming from the National Review of Real Estate Markets which analyzed conditions in 100 residential U.S. markets, using such economic data as home values, employment growth, population growth, and developed the concept of Equilibrium Home Prices, which has proved valuable in assessing real estate market risk during the last two economic cycles.

Local Market Monitor currently monitors the 315 major real estate markets in the United States. We focus on markets that have the following characteristics:

º	Projected real estate appreciation over the next three years

º	Projected job growth

º	Lower current unemployment than the national average

º	Rising rents

º	Stable and/or growing population with a minimum population of 500,000

º	Stable and/or dropping vacancy rates

•	Target markets. We invest in markets that we believe have more upside value through the potential for rent increases and appreciation of the homes due to the dislocation caused by the recent economic downturn and the current positive economic drivers in these markets. We are currently targeting the following markets, which include new markets and existing markets for further expansion:

Phoenix, AZ	Atlanta, GA	Memphis, TN
Tucson, AZ	Chicago, IL	Nashville, TN
Central California	Indianapolis, IN	Dallas, TX
Los Angeles, CA	Louisville, KY	Fort Worth-Arlington, TX
Denver, CO	Las Vegas, NV	Houston, TX
Fort Lauderdale, FL	Charlotte, NC	Irving, TX
Jacksonville, FL	Raleigh, NC	San Antonio, TX
Miami, FL	Virginia Beach, NC	Salt Lake City, UT
Orlando, FL	Oklahoma City, OK	Richmond, VA
Tampa, FL	Tulsa, OK

Using the 3-year aggregate home value forecast from Local Market Monitor, we sort markets (as listed above) based on projected growth. Those markets that have higher projected growth are perceived to be lower risk, and yield a lower cap rate per class, than those markets that have lower or no growth projection over the next three years.

•	Zip code analysis. Our properties are intended to appeal to the following tenant profile:

º	Middle-income blue-collar/gray-collar/semi-professional individuals and families

º	Incomes ranging from $25,000 to $50,000 per year

º	Aged 30 years and above

º	Preference for families to reduce turnover and related expenses

Since we target only tenant-occupied properties, we focus on submarkets where we expect that the majority of tenants will fit this profile. In the event that they do not, we will replace them with our targeted tenant profile on lease renewal.

Our zip code analysis focuses on the following metrics:

º	Average household income

º	White collar jobs

º	Average household size

º	Total crime risk (including utilizing FBI statistics)

º	Weather risk

Sourcing and Evaluation of Assets for Acquisition

Our management executives and investment professionals maintain existing relationships and continually develop new relationships in our network of contacts providing us access to potential portfolios of properties that meet our investment criteria. We provide contacts in our sourcing network with our specific investment criteria regarding the type of dwelling and specific home characteristics, location, condition of property, and price points so that efforts are concentrated solely on the properties that are potentially viable for investment by us. We are in regular communication with portfolio sourcing contacts and send out frequent and regular emails updating investment criteria to adapt to changes due to market fluctuations or other factors affecting our acquisitions model. All contacts and communications with them are logged in a central database to ensure we have current and correct sourcing information as we continually build and maintain our sourcing network. We believe the vast majority of SFR portfolios are available on an off-market basis due to the fragmentation of the SFR income-producing asset market, lack of institutional and other large buyers, and the local vs. national nature of the assets.

•	Sources of deal flow. We source potential SFR portfolios from a variety of sources in our network to optimize deal flow of our target assets, which sources include:

º	Residential brokers specializing in income-producing properties:

•	Keller Williams

•	Remax

•	Prudential

•	Local/Regional firms

º	Loopnet — online database of properties and brokers

º	Trulia — online database of properties and brokers

º	Existing SFR funds attempting to liquidate holdings and/or realize profits on flips

º	Property Wholesalers — groups that acquire damaged homes and/or foreclosed homes in order to rehabilitate, rent, flip, and manage

º	Fannie Mae/Freddie Mac for tenant-occupied portfolios available for bid

º	SFR conferences

º	Existing contacts

º	Homebuilders

•	Building a network. Our executives maintain existing relationships with a wide variety of relevant contacts that will allow access for many potential portfolios of properties. In addition, these agents, investors and other contacts are supplied with our specific investment criteria regarding type of dwelling and specific home characteristics, location, condition of property, and price points so that efforts are concentrated solely on the properties that are potentially viable for investment by us.

•	Managing the network. We are in continuous communication with portfolio sourcing contacts and send out frequent and regular emails updating investment criteria when there are changes due to market fluctuations or other factors affecting our acquisitions model. All contacts are logged in our proprietary contact database to ensure we have correct contact information. Further, each contact receives their own email file and all communications are filed appropriately in order to keep records of all conversations.

•	Initial informational requirement. All sourcing contacts in our network are requested to provide us with the following information for each house to ensure that we can quickly and productively qualify a portfolio for acquisition: market, address, zip code, type (SFR or town homes), rent, actual taxes, insurance, year built, square footage, # of bedrooms, # of bathrooms, asking price, lease expiry, Section 8/non-Section 8, and one exterior picture of the house. Based on the foregoing information we are able to verify whether the portfolio is in one of our target markets, assign housing classes based on year built, beds, baths, and pictures, sum actual tax and insurance expenses, and determine average rent for the portfolio. We can also determine from the above information the duration for current leases.

Once a portfolio has been identified as appropriate for acquisition based on our investment criteria it is subjected to a rigorous evaluation process. This process includes a multi-tiered investment committee process ranging from pre-committee to final committee meetings. This process will ensure that all members of the investment committee agree with the findings from the due diligence period and that the portfolio in question is an appropriate investment for the company and its stockholders. The due diligence process includes case scenario financial modeling and sensitivity analysis, zip-code and neighborhood analysis, physical inspections by qualified engineers, broker price opinion “BPO” analysis to verify valuations are consistent with the purchase price, title and legal review, and finally property manager vetting and qualification.

Acquisition and Underwriting

We have developed a disciplined, efficient, and cost-effective process to acquire assets that meet or exceed our conservative underwriting criteria, a thorough due diligence process and financial return requirements. We acquire properties via portfolio purchases or in bulk sourced from our network discussed above. Once we have qualified potential portfolios for purchase based on our acquisition criteria, we proceed with discussions with the seller in negotiating and executing a letter of intent setting forth the general terms for the purchase. Once we have the letter of intent executed from the seller, we prepare documentation for review by our investment committee, including members of our executive management, where the entire initial underwriting is reviewed for approval. If and when approved, then we commence negotiation of the purchase contract with the seller and commence due diligence. Our acquisitions team continuously audits our underwriting assumptions, establishes property-specific business plans and tours and inspects each property before closing.

•	Professional BPO and valuation verification. During the preliminary underwriting phase we use Zillow and CMA analysis to arrive at valuations for market value. In addition, we utilize professional real estate firms to provide us with broker price opinions, or BPO, for valuations for each house. Each BPO is completed in a manner to ensure confidence in investment and pricing decisions. Two levels of technology-driven checks are used — data validation and a quality control rules engine — to identify duplicates and bring data together helping valuation professionals make accurate decisions. Each BPO is reviewed by staff analysts prior to delivery. This provides a final check against our valuation assumptions. We will only commence legal review of title and inspections if the valuation based on the BPOs are more than the total purchase price, otherwise we will endeavor to renegotiate the purchase price prior to incurring further due diligence costs.

•	Physical inspection and quality control. Once the professional BPOs have been received, and our existing valuation assumptions are proven correct, we utilize third-party professional engineers to conduct physical inspections of each house. The engineers provide us with reports based on the results of their inspections. These reports primarily focus on the following elements: site and pavements; structure; building envelope; mechanical, electrical and plumbing, or MEP; life safety; and interior. The reports also provide commentary regarding the tenant and the neighborhood.

•	Purchase and sale contract renegotiation. Once the inspection period has ended and all of the diligence has been reviewed, including title and legal review, if certain aspects of the contract require further attention, we will then renegotiate those aspects of the contract. These items may include valuation problems that require a price deduction, unexpected deferred maintenance that must be deducted from the price, or dropping properties due to quality or other issues.

•	Closing. Within 30 days of the end of the inspection period we will close on the transaction. All rents will be pro-rated, tenant leases converted, service contracts cancelled, and deposits and keys delivered.

Proactive Asset Management

Each time we acquire a portfolio of assets, we prepare a business plan specific for the portfolio that provides clear instructions to, and parameters for, our asset management personnel. Michael P. Soni, our Senior Advisor of Investments, currently serves as our asset manager. We expect to hire additional asset managers and other asset management personnel as we continue to expand our operations. The asset management team’s primary responsibility will be to execute those business plans. Our asset managers will utilize our property managers’ offices as required for meetings that will limit the need for regional offices and related expenses. Our asset managers will proactively manage the property managers to reduce expenses and implement customer retention plans to keep our tenants in place for longer periods to reduce turns, vacancy, releasing costs and increase stockholder returns. We also intend to hire third-party tax advisors to review and, if appropriate, appeal property tax bills every year to effectively manage our property tax expense.

The principal responsibilities of our asset management personnel will include:

•	Managing the business plan for each asset and portfolios of assets. These business plans include occupancy goals, rent escalation objectives, asset improvements, operational and disposition strategies, annual budgets, leasing plans, return expectations, and recommendations as to which property management company to contract.

•	Managing the property managers. Asset managers will be responsible for training and managing the property managers. Asset managers will meet with each property manager to deliver and review the portfolios’ business plans to ensure that all parties who are involved in that portfolio understand our investment objectives and goals. Asset managers will meet monthly to review each property management report to help the property managers’ solve problems or issues.

•	Leasing. Asset managers will monitor occupancy for each portfolio on a daily basis. Asset managers will be tasked to keep their respective portfolios leased at all times and ensure that tenants’ leases are being renewed prior to expiration. Asset managers will ensure that property managers maintain homes in rent-ready condition and begin the search for prospective tenants well before tenants vacate a property. Asset managers will provide each property manager with a standard form lease that has been reviewed and approved by us. Each business plan will outline the leasing terms under which leases can be approved.

•	Rent collection. Asset managers will monitor accounts receivable for each portfolio. In the event that tenants miss rent deadlines, the asset managers will follow up with the property managers to ensure that they have contacted the tenants to expedite the resolution of any issues.

•	Reporting. Asset managers will review property management reports for each portfolio on a monthly basis and prepare quarterly asset management reports. Asset managers will use property management reports to ensure that the property managers adhere to the portfolio’s business plan and provide recommendations that add value to the asset or portfolio. Asset managers will monitor occupancy, rent collection, expenses, insurance, maintenance and other cap-ex closely and will ensure that property managers take all necessary steps to keep budgets on track. Asset managers will meet quarterly with senior management to review the performance of each portfolio.

•	Disposition. Asset managers will review and consider all purchase offers we receive on any asset in our portfolio and then in turn provide the terms of the offer and their evaluation to senior management. In evaluating whether to sell any such asset, we will consider, among other things, tax considerations in respect of our qualification and compliance as a REIT, the capital appreciation of the asset, and the gain from the disposition. In the event proposed offers and dispositions are approved by us, our asset managers will sell houses through a listing process with instructions that are previously approved by us.

Property Management

We generally outsource our property management function to the existing property managers that are in place when we acquire a portfolio of assets. All of our properties are managed by third-party property managers, with the same property manager managing all of the properties that are located within the same metropolitan area. In obtaining these services, we first determine that these property managers can provide the services we need and operate under our oversight and within the budget of the business plan developed specifically for that portfolio. Our property managers provide services to us pursuant to management agreements that provide for one-year terms and are mutually terminable with 30 days’ prior notice. For their services, we pay our property managers management fees ranging from 6 – 8% of gross rental receipts from the properties they manage plus leasing fees for renewing tenants and new tenants, as well as 50% of any late fees assessed on the tenants. Property managers assist us in executing the business plan we have developed for each portfolio they manage. The business plan includes occupancy goals, rental rates and increase goals, specific property level objectives and return expectations, clear and concise improvement, operational and disposition plans, annual budget and leasing plan.

The principal responsibilities of our property managers include:

•	Leasing. Property managers monitor occupancy for each portfolio on a daily basis. Property managers are tasked to keep their respective portfolios leased at all times and will ensure that tenants’ leases are being renewed prior to expiration. Property managers will ensure that the homes they manage are maintained in rent-ready condition if vacated. Property managers serve as our local leasing agents if they are qualified and have a proven track record. Additionally, property managers are instructed to use their best efforts to encourage tenants to renew leases with annual rental increases. If the situation warrants we will approve and provide certain incentives such as free rent or minor improvements in an effort to encourage tenants to enter into leases more quickly and to enter into leases with longer lease terms.

•	Tenant retention. We regularly work with the property managers in implementing tenant retention programs. We believe that satisfied tenants will be more inclined to sign long-term leases and will provide a higher level of care for the property.

•	Rent collection. Property managers monitor accounts receivable for each portfolio on a daily basis. Property managers are instructed to contact tenants and collect late charges quickly if tenants do not make their payments on time. Property managers are tasked to expedite the resolution of any issues and will be able to provide certain tenants with payment options upon approval from asset management. Property managers are instructed to evict tenants, if necessary, in a socially responsible and ethical process that is adapted and appropriate for each market.

•	Regular home inspections. Property managers are required to perform drive-by inspections of all properties they manage and perform interior inspections every six months to ensure all homes are being well maintained by the tenants in order to avoid any serious and costly issues. Property managers document all interior inspections and submit photographs and focus on the property’s structure, foundation, roof, plumbing, furnace, water heaters, air conditioners, mechanical systems and appliances.

•	Reporting. Property managers prepare property management reports for each portfolio of assets that they manage to provide to the asset manager on a monthly basis. These reports focus on occupancy, rent collection, actual expenses incurred vs. budget, and cap-ex requirements/budgets.

•	Managing the tenant and vendor relationships. Property managers manage the tenant and vendor relationships for our company. We strive to ensure that each property manager adheres to our professional values, ethics, conduct and decorum when interacting with tenants and vendors on our behalf. We are committed to responsibility and responsiveness in providing landlord services to our tenants and endeavor to create and maintain positive relationships with our tenants and service providers.

•	Maintenance calls. Property managers field all maintenance calls. Property managers are empowered to hire vendors to address issues and are tasked to keep repair and/or maintenance costs within predefined and approved budgets. For items and actions that fall outside pre-approved expenditures, property managers are required to discuss with asset management to determine and take the appropriate action. Property managers are also required to respond to emergency calls.

Management Information Systems and Technology

We intend to utilize currently available cloud-based management information systems that will enable comprehensive tracking, management and control of all required functions within a cost-efficient and scalable environment as recommended by our select outside property management professionals. We believe that these tools will facilitate effective and cost-efficient management of disparate assets, scale its platform, and sustain operating margins as we continue to grow. These systems will also enable management to comply with strict regulatory compliance and governance requirements and will empower field personnel to respond autonomously within established corporate and budgetary parameters. Corporate email and business productivity tools will be deployed under SaaS (software-as-a-service) licensing arrangements to eliminate hardware and maintenance costs while improving performance and reliability.

Competition

We face competition from many entities engaged in real estate investment activities, including individuals, other real estate investment companies, including newly formed REITs, and real estate limited partnerships. Our competitors may enjoy significant competitive advantages that result from, among other things, having substantially more available capital, a lower cost of capital and enhanced operating efficiencies. Further, the market for the rental of properties is highly competitive. We also face competition from new home builders, investors and speculators, as well as homeowners renting their properties.

Risk Management

We face various forms of risk in our business ranging from broad economic, housing market and interest rate risks, to more specific factors, such as credit risk related to our tenants, re-leasing of properties and competition for properties. We believe that the systems and processes developed by our experienced executive team since commencing our real estate investment operations in July 2012 will allow us to monitor, manage and ultimately navigate these risks.

Insurance

We maintain property and liability insurance coverage related to our SFR properties, and workers’ compensation coverage for our employees. We believe the policy specifications and insured limits under our insurance program are appropriate and adequate for our business and properties given the relative risk of loss, the cost of the coverage and industry practice. However, our insurance coverage is subject to substantial deductibles and carve outs, and we will be self-insured up to the amount of such deductibles and carve outs.

Regulation

General

Our properties are subject to various covenants, laws and ordinances and certain of our properties are also subject to the rules of the various HOAs where such properties are located. We believe that we are in compliance with such covenants, laws, ordinances and rules, and we also require that our tenants agree to comply with such covenants, laws, ordinances and rules in their leases with us.

Fair Housing Act

The Fair Housing Act, or FHA, its state law counterparts and the regulations promulgated by HUD and various state agencies, prohibit discrimination in housing on the basis of race or color, national origin, religion, sex, familial status (including children under the age of 18 living with parents or legal custodians, pregnant women and people securing custody of children under the age of 18), handicap or, in some states, financial capability. We believe that our properties are in substantial compliance with the FHA and other regulations.

Environmental Matters

As a current or prior owner of real estate, we are subject to various federal, state and local environmental laws, regulations and ordinances, and we could be liable to third parties as a result of environmental contamination or noncompliance at our properties, even if we no longer own such properties. See “Risk Factors — Risks Related to the Real Estate Industry Generally — Contingent or unknown liabilities could adversely affect our financial condition.”

REIT Qualification

We intend to elect to qualify as a REIT commencing with our taxable year ending December 31, 2015. Our qualification as a REIT depends upon our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Code relating to, among other things, the percentage of income that we earn from specified sources, the percentage of our assets that fall within specified categories, the diversity of our capital stock ownership, and the percentage of our earnings that we distribute. We believe that we have been organized in conformity with the requirements for qualification and taxation as a REIT under the Code, and that our intended manner of operation will enable us to meet the requirements for qualification and taxation as a REIT.

So long as we qualify as a REIT, we generally will not be subject to federal income tax on our REIT taxable income that we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to federal income tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we fail to qualify as a REIT. Even if we qualify as a REIT, we may be subject to certain federal, state and local taxes on our income or property.

Investment Company Act of 1940

We intend to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act of 1940, as amended, or the 1940 Act.

Employees

As of December 31, 2014, we had three full-time employees. Additionally, Michael P. Soni, our Senior Advisor of Acquisitions and our asset manager, provides full-time services to us on a consultancy basis.

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

Item 1A.	Risk Factors

Not applicable.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The following tables present statistics of our single-family homes by Metropolitan Statistical Area, or MSA, and metro division as of December 31, 2014.

Total Portfolio of Single-Family Homes — Summary Statistics
(as of December 31, 2014)

(1)	Excludes transaction costs, which consist of costs associated with title, escrow, third party reports, advisory fees, if any, and legal expenses. These costs are expensed as incurred.

(2)	Average monthly rent is calculated by dividing the sum of monthly rents by the total number of homes. Our use of rent concessions is extremely limited and has little to no impact on rental figures disclosed herein. We do not have a policy of offering rent concessions.

(3)	Our policy is to acquire homes that are entirely leased. Of the 395 properties we have acquired, only two were vacant upon acquisition.

Company Executive Offices

Our executive offices are located in La Jolla, California. We lease approximately 1,300 square feet on a month-to-month basis at a cost of $3,000 per month (which is at the same rate as the underlying lease) from Reven Capital, LLC, which is wholly-owned by Chad M. Carpenter, our Chairman of the Board, President and Chief Executive Officer.

Item 3.	Legal Proceedings

As of the date of this report, there are no pending legal proceedings to which we or our properties are subject, except for routine litigation incurred in the normal course of business.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Market Information

Our common stock is quoted on the OTCQB quotation platform under the symbol “RVEN.” However, we consider our common stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of the common stock. The following table shows the reported high and low sale prices per share for our common stock based on information provided by the OTCQB for the periods indicated. On November 5, 2014, we effected a 1-for-20 reverse split of our issued common stock. The share prices below (and all other share and share price information included in this report) have been adjusted to give effect to the reverse split.

Fiscal Year Ended December 31, 2014	High	Low
Fourth Quarter	$15.80	$0.05
Third Quarter	$15.80	$8.40
Second Quarter	$11.00	$10.00
First Quarter	$11.00	$7.60

Fiscal Year Ended December 31, 2013	High	Low
Fourth Quarter	$9.40	$7.60
Third Quarter	$8.00	$7.00
Second Quarter	$20.00	$7.00
First Quarter	$20.00	$20.00

Holders of Record

As of February 28, 2015, there were approximately 84 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We intend to elect to be taxed as a REIT for federal income tax purposes commencing with our 2015 fiscal year. As a REIT, under federal income tax law, we will be required to distribute annually at least 90% of our REIT taxable income.

Equity Compensation Plan Information

We have adopted the Reven Housing REIT, Inc. 2012 Incentive Compensation Plan providing for the grant of non-qualified stock options and incentive stock options to purchase shares of our common stock and for the grant of restricted stock, stock appreciation rights and restricted stock units. We have reserved 1,650,000 shares of our common stock under the 2012 Plan. All of our officers, directors, employees and consultants are eligible to participate under the 2012 Plan.

As of the date of this report, we have not granted any options under our 2012 Plan nor have we granted any non-plan options. We have granted 473,750 shares of our common stock in restricted stock awards under the 2012 Plan. As of December 31, 2014, 1,176,250 shares of our common stock initially reserved for issuance under our 2012 Plan remain available for future issuance to employees, directors, consultants, and other service providers. The following table sets forth certain information as of December 31, 2014 about our 2012 Plan and the non-plan options.

(c)
Number of Securities
Remaining Available for
	(a)		Future Issuance Under
	Number of Securities	(b)	Equity Compensation
	to be Issued Upon	Weighted-Average	Plans
	Exercise of	Exercise Price of	(Excluding Securities
Plan Category	Outstanding Options(1)	Outstanding Options	Reflected In Column (a))
Equity compensation plans approved by security holders	—	$ N/A	1,176,250
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	$ N/A	1,176,250

(1)	Does not reflect the 473,750 shares of restricted stock granted pursuant to our 2012 Plan.

Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal year ended December 31, 2014, we conducted the private placement sale of 2,150,000 shares of our common stock, at the offering price of $4.00 per share, to King APEX Group Holdings IV Limited, a fund managed by Allied Fortune (HK) Management Ltd., for aggregate gross proceeds of $8,600,000. Xiaofan Bai, a member of our Board of Directors, is the Director of Allied Fortune. The issuance was exempt under Section 4(a) (2) of the Securities Act of 1933 and Rule 506 there under. The investor was an accredited investor, as such term is defined in Rule 501 under the Securities Act. The offering was conducted by our management. No sales commissions or finders’ fees were paid by us or anyone else.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the “Business” section of this report and our consolidated financial statements and related notes that are included elsewhere in this report. This discussion contains forward-looking statements based upon our current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” and in other parts of this report.

Restatement of Prior Period Financial Statements

In connection with preparing the annual financial information presented in this report, prior period errors were identified which affected the annual period ended December 31, 2013. These errors occurred in our accounting for the acquisition of certain real property portfolios and involve acquisition costs that were improperly capitalized and the reallocation of acquisition values from Building and Improvements to Lease Origination Costs. These errors require us to restate previously reported financial results. The effects of these prior period errors in the consolidated financial statements are as follows:

	December 31, 2013
	As	As previously
	Restated	Reported	Adjustment
Consolidated Balance Sheet
Buildings and improvements	$9,685,361	$10,064,626	$(379,265)
Accumulated depreciation	$(73,950)	$(76,200)	$2,250
Investment in real estate, net	$12,125,420	$12,502,435	$(377,015)
Lease origination costs	$75,038	$-	$75,038
Total Assets	$14,531,149	$14,833,126	$(301,977)
Accumulated deficit	$(2,014,056)	$(1,712,079)	$(301,977)
Total Stockholders' Equity	$14,026,985	$14,328,962	$(301,977)
Total Liabilities and Stockholders' Equity	$14,531,149	$14,833,126	$(301,977)

Consolidated Statement of Operations
Real estate acquisition costs	$279,965	$-	$279,965
Depreciation and amortization	$96,812	$74,800	$22,012
Total operating expenses	$1,714,940	$1,412,963	$301,977
Net loss	$(1,372,697)	$(1,070,720)	$(301,977)
Net loss per share	$(1.03)	$(0.80)	$(0.23)

Consolidated Statement of Cash Flows
Net loss	$(1,372,697)	$(1,070,720)	$(301,977)
Depreciation and amortization	$96,812	$74,800	$22,012
Net cash used in operating activities	$(767,899)	$(336,806)	$(431,093)
Acquisitions of investments in real estate	$(11,855,960)	$(12,235,225)	$379,265
Lease origination costs	$(99,300)	$-	$(99,300)
Net cash used in investing activities	$(11,955,260)	$(12,386,353)	$431,093

Overview

We are an internally managed Maryland corporation that engages in the acquisition, ownership and operation of portfolios of leased single family homes in the United States. We operate our portfolio properties as single family rentals, or SFRs, and we generate most of our revenue from rental income from the existing tenants of the SFRs we have acquired. We intend to elect and qualify to be taxed as a real estate investment trust, or REIT, for federal income tax purposes commencing with our taxable year ended December 31, 2015.

As of December 31, 2014, we have invested an aggregate of approximately $29,384,000 and own a total of 395 homes, of which 168 homes are in the Houston, Texas metropolitan area, 123 homes are in the Jacksonville, Florida metropolitan area, 95 homes are in the Memphis, Tennessee metropolitan area, and nine homes are in the Atlanta, Georgia metropolitan area. As of the date of this report, we have entered into purchase agreements for the acquisition of up to 202 additional homes in the Jacksonville, Florida metropolitan area and up to 100 additional homes in the Houston, Texas metropolitan area, for the aggregate purchase price of up to approximately $22,268,000. In March 2015, we purchased 50 of the Jacksonville homes under contract for a purchase price of approximately $3,327,000. The future acquisitions are subject to our ongoing due diligence inspection of the properties and our completion of a current offering of our equity securities, the proceeds of which will be used, in part, to finance our purchase of the homes. There can be no assurance that we will consummate the remaining acquisitions.

We intend to expand our acquisitions to other select markets in the United States that fit our investment criteria as we continue to evaluate new investment opportunities in different markets. As of December 31, 2014, our portfolio properties were 96% leased and the remaining 4% were vacant and being marketed for leasing. These portfolio properties were acquired from available cash and from the proceeds from two secured loan transactions with Silvergate Bank pursuant to which we borrowed a total of $11,522,140 during the year ended December 31, 2014. In March 2015, we borrowed an additional $3,516,985 from Silvergate Bank in a separate secured loan transaction. The loan transactions with Silvergate Bank are secured by first priority liens and related rents on 168 homes in the Houston, Texas area, 93 homes in the Memphis, Tennessee area, and 125 homes in the Jacksonville, Florida area.

Our principal objective is to generate cash flow and distribute resulting profits to our stockholders in the form of distributions, while gaining home price appreciation, or HPA, at the same time through the ownership of our portfolio properties. With this objective in mind, we have developed our primary business strategy of acquiring portfolios of stabilized or leased SFRs. We believe the execution of this strategy will allow us to generate immediate and steady cash flow from the rental income from the SFRs that we acquire while potentially gaining significant HPA over time. HPA is a metric most of our competitors use to project total returns. We believe cash flow is a better metric to project returns because cash flow is realized currently while HPA is unrealized and deferred until the assets are sold. We expect that the available cash flow generated from the rental income of our SFRs will allow us to pay all of our operating costs for the operation of our portfolio properties and distribute profits to our stockholders in the form of quarterly dividends as our company grows.

Highlights of 2014

•	2014 Private Placement. In April and May 2014, we conducted a follow-on private placement of 2,150,000 shares of our common stock to King APEX Group Holdings IV Limited, a fund managed by Allied Fortune (HK) Management Ltd., for aggregate gross proceeds of $8,600,000. Xiaofan Bai, a member of our Board of Directors, is the Director of Allied Fortune.

•	Investments in Real Estate. During 2014 we completed the acquisition of 236 homes for a total investment of $17,184,885, increasing our inventory owned from 159 to 395 single family homes and our total investment from $12,199,370 to $29,384,255

•	Acquisition of Bank Financing. During 2014, we completed two bank financings totaling $11,522,140 of proceeds. Funds provided by the bank loans were utilized for investments in real estate and operating capital.

Property Portfolio

The following tables represents our investment in the homes as of December 31, 2014:

				Total		Investments
	Number		Buildings and	Investments	Accumulated	in Real Estate
	of Homes	Land	Improvements	in Real Estate	Depreciation	Net

Total at December 31, 2012	5	$67,019	$276,391	$343,410	$(1,400)	$342,010

Purchases and improvements during 2013:
Houston, TX	150	2,394,359	9,198,173	11,592,532	(55,750)	11,536,782
Atlanta, GA	4	52,631	210,797	263,428	(16,800)	246,628

Total at December 31, 2013 (Restated)	159	$2,514,009	$9,685,361	$12,199,370	$(73,950)	$12,125,420

Purchases and improvements during 2014:
Houston, TX	18	319,500	1,236,765	1,556,265	(375,533)	1,180,732
Jacksonville, FL	123	1,506,938	6,865,952	8,372,890	(50,239)	8,322,651
Memphis, TN	95	1,082,200	6,160,183	7,242,383	(74,474)	7,167,909
Atlanta, GA improvements	-	-	13,347	13,347	(17,918)	(4,571)

Total at December 31, 2014	395	$5,422,647	$23,961,608	$29,384,255	$(592,114)	$28,792,141

Net investment in homes, as shown above, consists of the following as of December 31:

	2014				2013
	Number of Homes			Investment	Number of Homes			Investment
Market Location	Total	Leased	% Leased	Net	Total	Leased	% Leased	Net
Houston, TX	168	166	99%	12,717,514	150	140	93%	11,536,782
Jacksonville, FL	123	117	95%	8,322,651	-	-	-	-
Memphis, TN	95	90	95%	7,167,909	-	-	-	-
Atlanta, GA	9	8	89%	584,067	9	6	67%	588,638
	395	381	96%	28,792,141	159	146	92%	12,125,420

We plan to continue to acquire and manage single-family homes with a focus on long term earnings growth and appreciation in asset value. Our ability to identify and acquire single-family properties that meet our investment criteria will be affected by home prices in our markets, the inventory of properties available through our acquisition channels, competition for our target assets, our capital available for investment, and the cost of that capital. We believe the housing market environment in our markets remains attractive for single-family property acquisitions and rentals. Pricing for housing in certain markets remains attractive and demand for housing is growing. At the same time, we continue to face relatively steady competition for new properties and residents from local operators and institutional managers. Housing prices across all of our markets have appreciated over the past year. Despite these gains, we believe housing in certain of our markets continues to provide attractive acquisition opportunities and remains inexpensive relative to replacement cost and affordability metrics.

We anticipate continued strong rental demand for single-family homes. While new building activity has begun to increase, it remains below historical averages and we believe substantial under-investment in residential housing over the past years will create upward pressure on home prices and rents as demand exceeds supply.

Results of Operations

For the year ended December 31, 2014, we had total rental and other income of $2,620,128 compared to total rental and other income of $342,243 for calendar year 2013. The increase in total rental and other income is due to 2014 being our first full year of meaningful operations. We held five rental homes at the commencement of 2013 and acquired an additional 154 homes throughout 2013, of which 150 homes in the Houston area were acquired on October 31, 2013. We acquired an additional 236 homes throughout 2014.

For the year ended December 31, 2014, we had rental expenses of $1,115,842 compared to rental expenses of $136,679 for the prior year. Rental expenses consist of property taxes, insurance, property management fees paid to third parties, repairs and maintenance costs, home owner associate fees, and other miscellaneous property costs. The increase in rental expense from 2013 to 2014 reflects the corresponding increase in our inventory of single family homes. We had net operating income from rentals of $1,504,286 in 2014 compared to net operating income from rentals of $205,564 in the prior year.

General and administrative expenses for the year ended December 31, 2014 totaled $1,298,513 compared to general and administrative expenses of $366,071 for the prior year. General and administrative expenses consist of personnel costs, outside director fees, occupancy fees, public company filing fees, and other general expenses. The increase in our general and administrative expenses, which includes increases in personnel costs of $469,936 and increases in director fees of $375,000, reflects our increased acquisition and administrative activities commencing in the fourth quarter of 2013.

Real estate acquisition costs for 2014 totaled $454,554 compared to $279,965 for 2013, and legal and accounting expenses in 2014 totaled $272,713 compared to $195,156 for the prior year. Real estate acquisition costs consist primarily of closing costs, due diligence costs and reports, and legal fees relating to our acquisitions of single family homes. The increase in both real estate acquisition costs and legal and accounting expenses is the result of the increase in our acquisition activities commencing in October 2013.

Interest expense on our notes payable was $194,363 for the year ended December 31, 2014 compared to $77,004 for 2013. Interest expense in 2014 consisted of interest on our loans of $11,522,140 from Silvergate Bank, whereas interest expense in 2013 represented interest payable on our convertible notes, all of which were converted to common shares or repaid in September 2013. In connection with the conversion and retirement of our convertible notes, we recognized a discount on the notes in the amount of $563,253 for the year ended December 3, 2013. There was no further amortization of discount or interest charges relating to the convertible notes in 2014.

Depreciation and amortization on our home investments increased to $613,572 in 2014 compared to $96,812 in 2013, reflecting the corresponding increase in our inventory of single family homes.

Net loss for the year ended December 31, 2014 decreased slightly to $1,329,429 from the December 31, 2013 net loss of $1,372,697. The weighted average number of shares outstanding for the year ended December 31, 2014 increased to 5,946,159 from 1,336,614 for the year ended December 31, 2013 resulting in a decrease in net loss per share to $0.22 for the year ended December 31, 2014 from a loss per share of $1.03 for the year ended December 31, 2013.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, fund and maintain our assets and operations, make interest payments and fund other general business needs. Our liquidity, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. Our near-term liquidity requirements consist primarily of acquiring properties, funding our operations, and making interest payments.

Our liquidity and capital resources as of December 31, 2014 consisted primarily of cash of $3,343,236. As of December 31, 2014, we had working capital in the amount of $2,736,423. We believe our working capital and the expected cash flows from operations will be sufficient to fund our present level of our operations through December 31, 2015. However, our future acquisition activity will depend primarily on our ability to raise funds from the further issuance of shares of our common stock combined with new loan transactions secured by our current and future home inventories. In order to purchase additional single family homes, we intend to opportunistically utilize the capital markets to raise additional capital, including through the issuance of debt and equity securities, but there can be no assurance that we will be able to access adequate liquidity sources on favorable terms, or at all.

Silvergate Credit Facility.

During the year ended December 31, 2014, we entered into two loan transactions with Silvergate Bank pursuant to which we borrowed a total of $11,522,140 secured by deeds of trust encumbering a portion of our single family homes. The proceeds of the loans were used by us to purchase additional single family homes. In June 2014, we issued Silvergate a promissory note in the amount of $7,570,000 and in November 2014 we issued Silvergate a promissory note in the amount of $3,952,140. The June 2014 note provides for monthly interest only payments at a rate of 1.00% over the prime rate until July 5, 2016 and, thereafter, monthly payments of interest and principal, based on a 25 year amortization rate until maturity. The entire balance of principal and accrued interest under the June 2014 note is due and payable on July 5, 2019. The November 2014 note provides for monthly interest only payments at a rate of 1.00% over the prime rate until December 5, 2016 and, thereafter, monthly payments of interest and principal, based on a 25 year amortization rate until maturity. The entire balance of principal and accrued interest under the November 2014 note is due and payable on December 5, 2019.

On March 13, 2015, we entered into a third loan transaction with Silvergate Bank where we issued a promissory note in the amount of $3,526,985. The note provides for monthly interest only payments at a rate of 1.00% over the prime rate until April 5, 2017 and, thereafter, monthly payments of interest and principal, based on a 25 year amortization rate until maturity. The entire balance of principal and accrued interest under the note is due and payable on April 5, 2020. The notes are secured by first priority liens and related rents on 168 homes in the Houston, Texas area, 93 homes in the Memphis, Tennessee area and 125 homes in the Jacksonville, Florida area.

Operating Activities

We used $740,860 for operating activities in 2014. This resulted from a net loss of $1,329,429 after adding back depreciation and amortization of $613,572, non cash stock compensation of $195,000, amortization of loan fees of $29,052, and then reducing the amount by the net change in operating assets and liabilities of $249,055.

We used $767,899 for operating activities in 2013. This resulted from a net loss of $1,372,697, after adding back the amortization of debt discount of $563,253, depreciation and amortization of $96,812, and then reducing the amount by the net change in operating assets and liabilities of $55,267.

Investing Activities

In 2014, we invested $17,184,885 in acquisitions of single family homes, and $188,515 in lease origination costs relating to those acquisitions, for a total of $17,373,400 of cash used in investing activities. On March 13, 2015, we purchased an additional 50 homes in Jacksonville, Florida and in consideration of $3,326,853, which we funded by way of a loan from Silvergate Bank.

In 2013, we invested $11,855,960 in new homes, and $99,300 in lease origination costs relating to those acquisitions, for a total of $11,955,260 of cash used in investing activities.

Financing Activities

We had net cash provided by financing activities of $19,322,986 in 2014 derived from $11,522,140 from the issuance of notes payable, less $362,596 of deferred loan fees relating to those notes, $8,600,000 of proceeds from the issuance of common stock, less payments of deferred stock issuance costs of $436,558.

In 2013, we had net cash provided by financing activities of $14,851,906 derived from $14,539,082 of net proceeds from the issuance of common stock, $500,000 from the issuance of convertible notes payable, less payments of convertible notes payable of $152,176, and deferred stock issuance costs of $35,000.

Our future acquisition activity relies primarily on our ability to raise funds from the further issuance of common shares combined with new loan transactions secured by our current and future home inventories. We remains focused on acquiring new capital. We believe our current cash balance combined with its estimated future net rental revenue is sufficient to fund our operating activities for calendar year 2015.

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

Investments in Real Estate

We account for our property acquisitions as business combinations under the guidance of ASC Topic 805, Business Combinations (“ASC 805”) and these acquisitions are recorded at fair value, allocated to land, building and the existing lease based upon their fair values at the date of acquisition, with acquisition costs expensed as incurred. In making estimates of fair values for purposes of allocating purchase price, we utilize our own market knowledge and published market data. The estimated fair value of acquired in-place leases represents the costs we would have incurred to lease the property at the date of acquisition. Each portfolio of acquired property is recorded as a separate business combination.

Land, buildings and improvements are recorded at cost. Buildings and improvements are depreciated over estimated useful lives of approximately 27.5 years using the straight-line method. Lease origination costs are amortized over the average remaining term of the in-place leases. Maintenance and repair costs are charged to operations as incurred.

We assess the impairment of long-lived assets, whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. We have not recognized any impairment losses through December 31, 2014.

Deferred Loan Fees

Costs incurred in the placement of our debt are deferred and amortized using the effective interest method over the term of the loans as a component of interest expense on the consolidated statements of operations.

Deferred Stock Issuance Costs

Deferred stock issuance costs represent amounts paid for legal, consulting, and other offering expenses in conjunction with the future raising of additional capital to be performed within one year. These costs are netted against additional paid-in capital as a cost of the stock issuance upon closing of the respective stock placement.

Warrant Issuance and Note Conversion Feature

We account for the proceeds from the issuance of convertible notes payable with detachable stock purchase warrants and embedded conversion features in accordance with FASB ASC 470-20, Debt with Conversion and Other Options. Under FASB ASC 470-20, the proceeds from the issuance of a debt instrument with detachable stock purchase warrants is allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. The portion of the proceeds allocated to the warrants is accounted for as additional paid-in capital and the remaining proceeds are allocated to the debt instrument which resulted in a discount to debt which is amortized and charged as interest expense over the term of the note agreement. Additionally, pursuant to FASB ASC 470-20, the intrinsic value of the embedded conversion feature of the convertible notes payable is included in the discount to debt and amortized and charged to interest expense over the life of the note agreement.

Revenue Recognition

Property is leased under short term rental agreements of generally one year and revenue is recognized over the lease term on a straight-line basis.

Income Taxes

The tax benefit of uncertain tax positions is recognized only if it is “more likely than not” that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority, having full knowledge of all the relevant information. As of December 31, 2014 and 2013, we had no unrecognized tax benefits.

We intend to elect to be taxed as a real estate investment trust (“REIT”), as defined in the Internal Revenue Code, commencing with the taxable year ended December 31, 2015. Management believes that we will be able to satisfy the requirements for qualification as a REIT. Accordingly, we do not expect to be subject to federal income tax, provided that it qualifies as a REIT and distributions to the stockholders equal or exceed REIT taxable income.

However, qualification and taxation as a REIT depends upon our ability to meet the various qualification tests imposed under the Internal Revenue Code related to the percentage of income that are earned from specified sources, the percentage of assets that fall within specified categories, the diversity of capital stock ownership, and the percentage of earnings that are distributed. Accordingly, no assurance can be given that we will be organized or be able to operate in a manner so as to qualify or remain qualified as a REIT. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates, and we may be ineligible to qualify as a REIT for four subsequent tax years. Even if we qualify as a REIT, we may be subject to certain state or local income taxes.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of December 31, 2014 or the date of this report.

Aggregate Contractual Obligations

The following table summarizes the effect on our liquidity and cash flows from certain contractual obligations, as of December 31, 2014:

	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Purchase obligations (1)	$8,700,000	$8,700,000	$-	$-	$-
Long-term debt obligations (2)	13,775,840	489,691	1,381,356	11,904,793	-

Total	$22,475,840	$9,189,691	$1,381,356	$11,904,793	$-

(1)	Reflects accepted offers on purchase contracts for real estate investment properties. Not all of these properties are certain to be acquired as properties may fall out of escrow through the closing process for various reasons.

(2)	Includes estimated interest payments on the respective debt based on amounts outstanding as of December31, 2014 and rates in effect as of such date. The debt matures in July and December 2019.

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09 Revenue from Contracts with Customers, or ASU No. 2014-09, which will supersede nearly all existing revenue recognition guidance under GAAP. ASU No. 2014-09 provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption and will become effective for us in the fourth quarter of 2016.

In April 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-08, which amends the definition of a discontinued operation in Codification Topic Presentation of Financial Statements (“ASC 205”) to change the criteria for reporting discontinued operations and enhance disclosure requirements. Under ASU No. 2014-08, only disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results should be presented as discontinued operations. ASU No. 2014-08 is effective for interim or annual periods beginning on or after December 14, 2014, with early adoption permitted. The Registrant is currently assessing the impact, if any, the guidance will have upon adoption.

We have adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk refers to the risk of loss from adverse changes in market prices and interest rates. As of December 31, 2014, the Company has $11,522,140 of notes payable to Silvergate Bank that bears interest at a rate of 1.00% over the prime rate. Subsequent to year end, on March 13, 2015, the Company borrowed an additional $3,526,985 from Silvergate Bank under a separate note payable with the same terms, increasing the Company’s total notes payable balance to $15,049,125.

Thus if the prime rate increases in the future, the Company’s corresponding interest expense will increase. If the prime rate increases .25%, the corresponding annual interest expense increase would be approximately $37,650 on the Company’s total current debt outstanding.

Item 8.	Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Reven Housing REIT, Inc.

We have audited the accompanying consolidated balance sheet of Reven Housing REIT, Inc. (the "Company") as of December 31, 2014, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reven Housing REIT, Inc. as of December 31, 2014, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California

March 30, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Reven Housing REIT, Inc.

We have audited the accompanying consolidated balance sheet of Reven Housing REIT, Inc. and Subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reven Housing REIT, Inc. as of December 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ PKF
San Diego, California		PKF
March 25, 2014	(Except for Restatement of Prior Period	Certified Public Accountants
Consolidated Financial Statements under Note 1, as to which the date is March 10, 2015)		A Professional Corporation

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2014 and 2013

		(Restated, Note 1)
	2014	2013
ASSETS

Investments in real estate:
Land	$5,422,647	$2,514,009
Buildings and improvements	23,961,608	9,685,361
	29,384,255	12,199,370
Accumulated depreciation	(592,114)	(73,950)
Investments in real estate, net	28,792,141	12,125,420

Cash	3,343,236	2,134,510
Rents and other receivables	157,230	10,053
Property tax and insurance reserves	260,123	-
Escrow deposits and prepaid expenses	221,264	151,128
Lease origination costs, net	168,145	75,038
Deferred loan fees, net	333,544	-
Deferred stock issuance costs	535,450	35,000

Total Assets	$33,811,133	$14,531,149

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities	$718,162	$347,179
Security deposits	306,004	156,985
Notes payable	11,522,140	-

Total Liabilities	12,546,306	504,164

Commitments and contingencies (Note 12)

Stockholders' Equity
Preferred stock, $.001 par value; 25,000,000 shares authorized;
No shares issued or outstanding	-	-
Common stock, $.001 par value;
100,000,000 shares authorized; 7,016,796 and 4,393,046 shares issued
and outstanding at December 31, 2014 and 2013, respectively	7,017	4,393
Additional paid-in capital	24,601,295	16,036,648
Accumulated deficit	(3,343,485)	(2,014,056)
Total Stockholders' Equity	21,264,827	14,026,985

Total Liabilities and Stockholders' Equity	$33,811,133	$14,531,149

The accompanying notes are an integral part of the consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2014 and 2013

		(Restated, Note 1)
	2014	2013

Revenue:
Rental income	$2,599,542	$342,243
Other income	20,586	-
	2,620,128	342,243

Operating expenses:
Rental expenses	1,115,842	136,679
General and administrative	1,298,513	366,071
Depreciation and amortization	613,572	96,812
Legal and accounting	272,713	195,156
Real estate acquisition costs	454,554	279,965
Interest expense	194,363	77,004
Amortization of discount on notes payable	-	563,253
	3,949,557	1,714,940

Net loss	$(1,329,429)	$(1,372,697)

Net loss per share
(Basic and fully diluted)	$(0.22)	$(1.03)

Weighted average number of
common shares outstanding (basic and fully diluted)	5,946,159	1,336,614

The accompanying notes are an integral part of the consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2014 and 2013

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance at December 31, 2012	417,500	$417	$357,446	$(641,359)	$(283,496)

Fair market value of note conversion	-	-	291,920	-	291,920
feature and warrants issued

Shares issued on conversion of notes	225,546	226	901,950	-	902,176

Net proceeds on issuances of shares	3,750,000	3,750	14,485,332	-	14,489,082

Net loss (restated, Note 1)	-	-	-	(1,372,697)	(1,372,697)

Balance at December 31, 2013 (restated, Note 1)	4,393,046	4,393	16,036,648	(2,014,056)	14,026,985

Net proceeds on issuances of shares	2,150,000	2,150	8,370,121	-	8,372,271

Stock compensation	473,750	474	194,526	-	195,000

Net loss	-	-	-	(1,329,429)	(1,329,429)

Balance at December 31, 2014	7,016,796	$7,017	$24,601,295	$(3,343,485)	$21,264,827

The accompanying notes are an integral part of the consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2014 and 2013

		(Restated, Note 1)
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(1,329,429)	$(1,372,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	613,572	96,812
Stock compensation	195,000	-
Amortization of loan fees	29,052	-
Amortization of discount on notes payable	-	563,253
Changes in operating assets and liabilities:
Rents and other receivables	(147,177)	(6,678)
Property tax and insurance reserves	(260,123)	-
Escrow deposits and prepaid expenses	(70,136)	(151,128)
Accounts payable and accrued liabilities	79,362	215,806
Security deposits	149,019	153,610
Related party advances	-	(266,877)
Net cash used in operating activities	(740,860)	(767,899)

Cash Flows From Investing Activities:
Acquisitions and additions of investments in real estate	(17,184,885)	(11,855,960)
Lease origination costs	(188,515)	(99,300)
Net cash used in investing activities	(17,373,400)	(11,955,260)

Cash Flows From Financing Activities:
Proceeds from notes payable	11,522,140	500,000
Payment of convertible notes payable	-	(152,176)
Payment of loan fees	(362,596)	-
Proceeds from common stock issuance	8,600,000	14,539,082
Payments of stock issuance costs	(436,558)	(35,000)
Net cash provided by financing activities	19,322,986	14,851,906

Net Increase In Cash	1,208,726	2,128,747
Cash at the Beginning of the Year	2,134,510	5,763

Cash at the End of the Year	$3,343,236	$2,134,510

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Debt discount for allocation of proceeds to warrants and beneficial
conversion feature of debt	$-	$291,920
Conversion of debt to common shares	$-	$902,176
Deferred costs of common stock issuance	$-	$50,000

Supplemental Disclosure:

Cash paid for interest	$124,501	$88,821

The accompanying notes are an integral part of the consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE 1. ORGANIZATION AND OPERATION

Reven Housing REIT, Inc. was initially incorporated in the State of Colorado and then converted to a Maryland corporation on April 1, 2014 (Reven Housing REIT, Inc., along with its subsidiaries, are also referred to herein collectively as the (“Company”). The Company acquires portfolios of occupied and rented single family homes throughout the United States with the objective of receiving income from rental property activity and future profits from the sale of rental property at appreciated values.

As of December 31, 2014 the Company owned 395 single family homes in the Houston, Jacksonville, Memphis and Atlanta metropolitan areas.

Restatement of Prior Period Consolidated Financial Statements

In connection with preparing the annual financial information presented in this report, prior period errors were identified which affected the annual period ended December 31, 2013. These errors occurred in the Company’s accounting for the acquisition of certain real property portfolios of single family homes included in investment in real estate and involve acquisition costs that were improperly capitalized, and the reallocation of acquisition values from building and improvements to lease origination costs. These errors require the Company to restate previously reported financial results. The effects of these prior period errors in the consolidated financial statements are as follows:

	December 31, 2013
	As	As previously
	Restated	Reported	Adjustment
Consolidated Balance Sheet
Buildings and improvements	$9,685,361	$10,064,626	$(379,265)
Accumulated depreciation	$(73,950)	$(76,200)	$2,250
Investment in real estate, net	$12,125,420	$12,502,435	$(377,015)
Lease origination costs	$75,038	$-	$75,038
Total Assets	$14,531,149	$14,833,126	$(301,977)
Accumulated deficit	$(2,014,056)	$(1,712,079)	$(301,977)
Total Stockholders' Equity	$14,026,985	$14,328,962	$(301,977)
Total Liabilities and Stockholders' Equity	$14,531,149	$14,833,126	$(301,977)

Consolidated Statement of Operations
Real estate acquisition costs	$279,965	$-	$279,965
Depreciation and amortization	$96,812	$74,800	$22,012
Total operating expenses	$1,714,940	$1,412,963	$301,977
Net loss	$(1,372,697)	$(1,070,720)	$(301,977)
Net loss per share	$(1.03)	$(0.80)	$(0.23)

Consolidated Statement of Cash Flows
Net loss	$(1,372,697)	$(1,070,720)	$(301,977)
Depreciation and amortization	$96,812	$74,800	$22,012
Net cash used in operating activities	$(767,899)	$(336,806)	$(431,093)
Acquisitions of investments in real estate	$(11,855,960)	$(12,235,225)	$379,265
Lease origination costs	$(99,300)	$-	$(99,300)
Net cash used in investing activities	$(11,955,260)	$(12,386,353)	$431,093

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”), as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”), and the rules and regulations of the Securities Exchange Commission (“SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Reven Housing Georgia, LLC, Reven Housing Texas, LLC, Reven Housing Florida, LLC, Reven Housing Florida 2, LLC, and Reven Housing Tennessee, LLC. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and reported amounts of revenues and expenses for the periods presented. Accordingly, actual results could differ from those estimates.

Financial Instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying consolidated balance sheets, approximates fair value due to their short term nature. The Company’s financial instruments consist of cash, rents and other receivables, tax and insurance reserves, escrow deposits, accounts payable and accrued liabilities, and security deposits.

Reclassifications

Certain amounts for 2013 have been reclassified to conform to the current year’s presentation.

Investments in Real Estate

The Company accounts for its investments in real estate as business combinations under the guidance of ASC Topic 805, Business Combinations (“ASC 805”) and these acquisitions are recorded at fair value, allocated to land, building and the existing lease based upon their fair values at the date of acquisition, with acquisition costs expensed as incurred. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes its own market knowledge and published market data. The estimated fair value of acquired in-place leases represents the expected costs the Company would have incurred to lease the property at the date of acquisition. Each portfolio of acquired property is recorded as a separate business combination.

Land, buildings and improvements are recorded at cost. Buildings and improvements are depreciated over estimated useful lives of approximately 27.5 years using the straight-line method. Lease origination costs are amortized over the average remaining term of the in-place leases which is generally less than one year. Maintenance and repair costs are charged to expenses as incurred.

The Company assesses the impairment of investments in real estate, whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company has not recognized any impairment losses for the years ended December 31, 2014 and 2013.

Cash

The Company maintains its cash, cash equivalents and escrow deposits at financial institutions. The combined account balances at one or more institutions typically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes that the risk is not significant, as the Company does not anticipate the financial institutions’ non-performance. As of December 31, 2014 and 2013, the Company did not have any cash equivalents.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Rents and Other Receivables

Rents and other receivables represent the amount of rent receivables, security deposits and net rental funds which are held by the property managers on behalf of the Company, net of any allowance for amounts deemed uncollectible. The Company has not recognized any allowance for doubtful accounts as of December 31, 2014 and 2013.

Property Tax and Insurance Reserves

Tax and insurance reserves represent amounts held in accordance with the terms of the Company’s notes payable for property taxes and insurance.

Escrow Deposits and Prepaid Expenses

Escrow deposits include refundable and non-refundable cash and earnest money on deposit with third parties for property purchases.

Deferred Loan Fees

Costs incurred in the placement of the Company’s debt are deferred and amortized using the effective interest method over the term of the loans as a component of interest expense on the consolidated statements of operations. Deferred loan closing costs and fees totaled $362,596 as of December 31, 2014 and amortization expense for these loan fees was $29,052 for the year ended December 31, 2014. No loan fees or related amortization were incurred during the year ended December 31, 2013.

Deferred Stock Issuance Costs

Deferred stock issuance costs represent amounts paid for legal, consulting, and other offering expenses in conjunction with the future raising of additional capital to be performed within one year. These costs are netted against additional paid-in capital as a cost of the stock issuance upon closing of the respective stock placement. During the year ended December 31, 2014, $227,729 of deferred stock issuance costs were netted against additional paid-in capital as a cost of stock issued. During the year ended December 31, 2013, $510,918 of deferred stock issuance costs were netted against additional paid-in capital as a cost of stock issued.

Security Deposits

Security deposits represent amounts deposited by tenants at the inception of the lease.

Warrant Issuance and Note Conversion Feature

The Company accounts for the proceeds from the issuance of convertible notes payable with detachable stock purchase warrants and embedded conversion features in accordance with FASB ASC 470-20, Debt with Conversion and Other Options. Under FASB ASC 470-20, the proceeds from the issuance of a debt instrument with detachable stock purchase warrants is allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. The portion of the proceeds allocated to the warrants is accounted for as additional paid-in capital and the remaining proceeds are allocated to the debt instrument which resulted in a discount to debt which is amortized and charged as interest expense over the term of the note agreement. Additionally, pursuant to FASB ASC 470-20, the intrinsic value of the embedded conversion feature of the convertible notes payable is included in the discount to debt and amortized and charged to interest expense over the life of the note agreement.

Revenue Recognition

Property is leased under short term rental agreements of generally one year and revenue is recognized over the lease term on a straight-line basis.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The tax benefit of uncertain tax positions is recognized only if it is “more likely than not” that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority, having full knowledge of all the relevant information. As of December 31, 2014 and 2013, the Company had no unrecognized tax benefits.

The Company intends to elect to be taxed as a real estate investment trust (“REIT”), as defined in the Internal Revenue Code, commencing with the taxable year ended December 31, 2015. Management believes that the Company will be able to satisfy the requirements for qualification as a REIT. Accordingly, the Company does not expect to be subject to federal income tax, provided that it qualifies as a REIT and distributions to the stockholders equal or exceed REIT taxable income.

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

Net Loss Per Share

Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share. For the year ended December 31, 2014, and 2013, potentially dilutive securities excluded from the calculations were 263,588 shares issuable upon exercise of outstanding warrants granted in conjunction with the convertible notes.

On November 5, 2014, the Company effected a 1-for-20 reverse stock split of the issued common stock. Each stockholder’s percentage ownership and proportional voting power generally remained unchanged as a result of the reverse stock split. All applicable share data, per share amounts and related information in the consolidated financial statements and noted thereto have been adjusted retroactively to give effect to the 1-for-20 reverse stock split.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09 Revenue from Contracts with Customers, or ASU No. 2014-09, which will supersede nearly all existing revenue recognition guidance under GAAP. ASU No. 2014-09 provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption and will become effective for the Company in the fourth quarter of 2016.

In April 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-08, which amends the definition of a discontinued operation in Codification Topic Presentation of Financial Statements (“ASC 205”) to change the criteria for reporting discontinued operations and enhance disclosure requirements. Under ASU No. 2014-08, only disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results should be presented as discontinued operations. ASU No. 2014-08 is effective for interim or annual periods beginning on or after December 14, 2014, with early adoption permitted. The Company is currently assessing the impact, if any, the guidance will have upon adoption.

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 3. INVESTMENTS IN REAL ESTATE

The Company’s investment in real estate consists of single family homes purchased by the Company. The homes are generally leased to individual tenants under leases of one year or less.

The following table summarizes the Company’s investments in real estate:

				Total		Investments
	Number		Buildings and	Investments	Accumulated	in Real Estate
	of Homes	Land	Improvements	in Real Estate	Depreciation	Net

Total at December 31, 2012	5	$67,019	$276,391	$343,410	$(1,400)	$342,010

Purchases and improvements during 2013:
Houston, TX	150	2,394,359	9,198,173	11,592,532	(55,750)	11,536,782
Atlanta, GA	4	52,631	210,797	263,428	(16,800)	246,628

Total at December 31, 2013 (Restated)	159	$2,514,009	$9,685,361	$12,199,370	$(73,950)	$12,125,420

Purchases and improvements during 2014:
Houston, TX	18	319,500	1,236,765	1,556,265	(375,533)	1,180,732
Jacksonville, FL	123	1,506,938	6,865,952	8,372,890	(50,239)	8,322,651
Memphis, TN	95	1,082,200	6,160,183	7,242,383	(74,474)	7,167,909
Atlanta, GA improvements	-	-	13,347	13,347	(17,918)	(4,571)

Total at December 31, 2014	395	$5,422,647	$23,961,608	$29,384,255	$(592,114)	$28,792,141

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE 4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At December 31, 2014 and 2013, accounts payable and accrued liabilities consisted of the following:

	2014	2013

Accounts payable	$12,673	$89,666
Property taxes payable	292,290	196,141
Accrued legal, board fees and other expenses	372,389	61,372
Interest payable	40,810	-
	$718,162	$347,179

NOTE 5. NOTES PAYABLE

On June 12, 2014, Reven Housing Texas, LLC, a wholly owned subsidiary of the Company, issued a promissory note in the principal amount of up to $7,570,000 to Silvergate Bank, secured by deeds of trust encumbering the Company’s homes located in Texas. The entire balance of principal and accrued interest is due and payable on July 5, 2019. The note provides for monthly interest only payments at a rate of 1.00% over the prime rate (interest rate is 4.25% per annum at December 31, 2014) until July 5, 2016. Thereafter, monthly payments of interest and principal, based on a 25 year amortization rate will be made until maturity. The note has a prepayment penalty of 3% calculated on principal amounts prepaid prior to July 5, 2016. There is no prepayment penalty on amounts paid after that date.

On November 17, 2014, Reven Housing Tennessee, LLC, a wholly owned subsidiary of the Company, received loan proceeds and issued a promissory note in the principal amount of $3,952,140 to Silvergate Bank, secured by deeds of trust encumbering the Company’s homes located in Tennessee. The entire balance of principal and accrued interest is due and payable on December 5, 2019. The note provides for monthly interest only payments at a rate of 1.00% over the prime rate (interest rate is 4.25% per annum at December 31, 2014) until December 5, 2016. Thereafter, monthly payments of interest and principal, based on a 25 year amortization rate will be made until maturity. The note has a prepayment penalty of 3% calculated on principal amounts prepaid prior to December 5, 2016. There is no prepayment penalty on amounts paid after that date.

The terms of the notes also provide for lender reserve accounts for taxes and insurance reserves. As of December 31, 2014, a total of $260,123 was held in these lender escrow accounts.

During the year ended December 31, 2014, the Company incurred $194,363 of interest related to the notes payable, which includes $29,052 of amortization of deferred loan fees.

A schedule of future minimum principal payments under the terms of the loans for the following years is as follows:

2015	$-
2016	106,635
2017	306,665
2018	319,955
2019	10,788,885
$11,522,140

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE 6. CONVERTIBLE NOTES PAYABLE

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

Of the total Notes, $652,176 was issued to an officer, $350,000 was issued to accredited investors, and $52,176 to shareholders.

On September 27, 2013, in connection with the Company’s sale of common stock through a private placement (Note 7), convertible notes with a principal balance of $902,176 were exchanged for 225,546 shares of common stock at a conversion price of $4.00 per share and retired. Also in connection with the private placement, notes with a principal balance of $152,176 were paid in full with cash payments. Additionally, the Company paid accrued interest of $82,071 on all the convertible notes with cash payments.

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

Accordingly, the fair value of the proceeds attributable to Warrants of $309,892 and the debt beneficial conversion feature of $309,891 totaling $619,783, was recorded as an increase in additional paid-in capital and as a corresponding discount to the convertible notes payable. Of the total debt discount of $619,783, $291,920 was recorded to additional paid-in capital and debt discount during 2013, respectively. The discount was amortized over the term of the convertible notes payable using the interest method.

In connection with the Company’s private placement of common stock and the corresponding conversion and retirement of the Notes, all remaining discount was recognized as an expense as of September 27, 2013. Amortization of the discount amounted to $563,253 and is included as a separate expense on the Consolidated Statements of Operations for the year ended December 31, 2013.

Additionally in connection with the Company’s private placement, the number of Warrants issued and outstanding to the note holders was set at 263,588 shares at an exercise price of $4.00 per share.  The warrants will expire on September 27, 2018, if not exercised prior to that date.

A summary of the assumptions used to value the warrants and the beneficial conversion feature are as follows:

2013
Risk -free interest rate	1.40%
Expected stock volatility	47%
Time to expiration (years)	5
Fair value of common stock	$4.00
Expected dividends	$0.00

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE 7. STOCKHOLDERS’ EQUITY

On September 27, 2013, the Company entered into a stock purchase agreement with King APEX Group II, Ltd. and King APEX Group III, Ltd., which are funds managed by Allied Fortune (“HK”) Management Limited, a Hong Kong based funds management company, in connection with a private placement of up to 6,250,000 shares of its common stock at a price of $4.00 per share, for aggregate gross proceeds of up to $25 million. Under the terms of this agreement, a total of 3,750,000 shares at a gross price of $15,000,000 were purchased through December 31, 2013. Cash proceeds after offering expenses of $460,918 totaled $14,539,082, plus an additional non-cash expense of $50,000 representing additional deferred costs relating to the private placement resulting in net proceeds of $14,489,082.

In connection with the private placement of the Company’s common stock pursuant to the stock purchase agreement mentioned above, the Company also entered into a convertible promissory note conversion agreement on September 27, 2013 with certain holders of its outstanding 10% convertible promissory notes. Pursuant to the note conversion agreement, the Company agreed to issue shares of its common stock to those holders of the notes desiring to convert their convertible notes at the conversion price of $4.00 per share for the cancellation of the outstanding principal amounts under those notes. Certain holders elected to receive, and the Company agreed to make, cash payments on the outstanding principal amounts on their notes in lieu of shares of common stock. In addition, the Company agreed to make cash payments on all the accrued interest due under the notes. As a result of the above, the Company issued 225,546 shares and closed on the conversion of $902,176 of aggregate principal of the Company’s outstanding notes. The remaining $152,176 of outstanding principal and all of the accrued interest under the notes of $82,071 have been repaid in full.

Additionally in connection with the Company’s private placement, the number of Warrants issued and outstanding to the note holders was set at 263,588 shares at an exercise price of $4.00 per share.  The warrants will expire on September 27, 2018, if not exercised prior to that date.

On April 4, 2014, in a separate follow-on private placement to the September 27, 2013 private placement, the Company issued an additional 675,000 shares of its common stock for a purchase price of $4.00 per share for gross proceeds of $2,700,000. On May 16, 2014, the Company completed the final tranche of this follow-on private placement with the same accredited investor upon the receipt of additional gross proceeds of $5,900,000 and issued an additional 1,475,000 shares of its common stock for a purchase price of $4.00 per share. Offering costs related to this follow-on private placement totaled $227,729 resulting in combined net proceeds of $8,372,271.

On November 5, 2014, the Company effected a 1-for-20 reverse stock split of issued common stock. In conjunction with the reverse stock split, the Board of Directors approved a change in the number of authorized common shares from 600,000,000 to 100,000,000, which change was effected immediately after the effectiveness of the reverse stock split. Additionally, the par value of the shares was modified from $.02 to $.001 per share so that the par value per share of the common stock before the reverse stock split and after the reverse stock split remained at $.001 per share. References in these consolidated financial statements and notes have been adjusted to retroactively account for the effects of the reverse split.

NOTE 8. STOCK COMPENSATION

On April 4, 2014, the Board of Directors authorized the issuance of, and the Company issued, an aggregate of 48,750 shares of the Company’s common stock under the 2012 Plan to the members of the Board of Directors as compensation for their past services. These shares were issued to compensate the members for past services and valued at $4.00 per share, based on the grant date fair value, for a total expense of $195,000 which has been included in the Company’s Consolidated Statement of Operations for the year ended December 31, 2014. Due to the Company’s low trading volume, the grant date fair value was determined based on similar issuances of stock in the Company’s private placements.

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

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE 9. INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and expected carry-forwards are available to reduce taxable income. The Company records a valuation allowance when, in the opinion of management, it is more likely than not, that the Company will not realize some or all deferred tax assets. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance equal to the deferred tax asset at December 31, 2014 and 2013. At December 31, 2014, and December 31, 2013 the Company had federal and state net operating loss carry-forwards of approximately $1,380,000 and $650,000 respectively. The federal and state tax loss carry-forwards will begin to expire in 2032, unless previously utilized.

Pursuant to Internal Revenue Code Section 382, use of the Company’s net operating loss carry-forwards may be limited if a cumulative change in ownership of more than 50% occurs within a three year period. Management believes that such an ownership change had occurred but has not performed a study of the limitations on the net operating losses.

The Company plans to elect REIT status effective for the year ending December 31, 2015, when it meets all requirements allowing it to do so. At that time, the Company would generally not be subject to income taxes assuming it complied with the specific distribution rules applicable to REITs. The Company has also incurred current and prior year net operating losses, thus is not expecting to incur current income tax expenses, and due to its expectations of electing REIT status commencing in 2015, is not expected to realize any future tax benefits from the current years, or prior years’ operating losses.

Significant components of the Company’s deferred tax assets are as follows:

	2014	2013
Deferred tax assets:
Start-up and acquisition costs	$400,000	$180,000
Net operating losses	640,000	256,000
	1,040,000	436,000
Deferred tax liabilities:
Depreciation and amortization	-	(14,000)
Total	1,040,000	422,000
Valuation allowance	(1,040,000)	(422,000)
Net deferred tax assets	$-	$-

Expected income tax (benefit) by applying the statutory income tax rate to net loss differs from the actual tax provision as follows:

	2014	2013
Tax computed at the federal statutory rate	$(450,000)	$(364,000)
State taxes	(80,000)	(62,000)
Permanent differences	-	225,000
Other	-	9,000
Valuation allowance	530,000	192,000
Total provision	$-	$-

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE 10. RELATED PARTY TRANSACTIONS

The Company sub-leases office space on a month-to-month basis from Reven Capital, LLC which is wholly-owned by Chad M. Carpenter, a shareholder of the Company and the Company’s Chief Executive Officer. Rental payments totaled $34,555 and $31,500 for the years ended December 31, 2014 and 2013 respectively. The Company reimbursed Reven Capital, LLC for Company expenses paid and previously advanced by Reven Capital, LLC. The advances were due on demand, unsecured and non-interest bearing. During the year ended December 31, 2013, the Company incurred an additional $148,438 of expenses that were paid by Reven Capital, LLC. All of these advances were paid off in full during the year ended December 31, 2013, for total payments of $415,315.

NOTE 11. RENTAL INCOME

The Company generally rents properties under non-cancelable lease agreements with a term of one year. Future minimum rental revenues under existing leases on properties as of December 31, 2014 are expected to be as follows:

2015	$1,390,558
2016	608,271
2017	31,063
$2,029,892

NOTE 12. COMMITMENTS AND CONTINGENCIES

Legal and Regulatory

The Company is subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of the Company’s business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements and, therefore, no accrual has been recorded as of the years ended December 31, 2014 and 2013.

Security Deposits

As of December 31, 2014 and 2013, the Company had $306,004 and $156,985, respectively, in resident security deposits. Security deposits are refundable, net of any outstanding charges and fees, upon expiration of the underlying lease.

Escrow deposits

Escrow deposits include earnest deposits for the purchase of properties. As of December 31, 2014, the Company had offers accepted to purchase residential properties for an aggregate amount of $8,700,000 and had corresponding refundable earnest deposits for these purchases of $87,000. However, not all of these properties are certain to be acquired because properties may fall out of escrow through the closing process for various reasons and these purchases are contingent on the Company’s ability to acquire the debt or equity financing required to fund the acquisition.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE 13. SUBSEQUENT EVENTS

Note Payable

On March 13, 2015, Reven Housing Florida, LLC, a wholly owned subsidiary of the Company, received loan proceeds and issued a promissory note in the principal amount of $3,526,985 to Silvergate Bank, secured by deeds of trust encumbering the Company’s homes located in Florida. The entire balance of principal and accrued interest is due and payable on April 5, 2020. The note provides for monthly interest only payments at a rate of 1.00% over the prime rate (current interest rate is 4.25% per annum) until April 5, 2017. Thereafter, monthly payments of interest and principal, based on a 25 year amortization rate will be made until maturity. The note has a prepayment penalty of 3% calculated on principal amounts prepaid prior to April 5, 2017. There is no prepayment penalty on amounts paid after that date.

Recent Real Estate Investment Acquisition

On March 13, 2015, a wholly owned subsidiary of the Company purchased a portfolio of 50 single family homes, located in the Jacksonville, Florida metropolitan area for $3,326,853. This purchase was part of an original purchase and sale agreement for 62 homes for a total purchase price of $4,150,134. The remaining homes may be purchased in the future subject to the Company’s completion of a satisfactory due diligence process regarding the single family homes.

Purchase and Sale Agreement

On February 27, 2015, a wholly owned subsidiary of the Company entered into a purchase and sale agreement to purchase a portfolio of 140 single family homes, located in the Jacksonville, Florida metropolitan area for $9,417,682. However, it is not yet known if any of these properties are certain to be acquired because properties may fall out of escrow through the closing process for various reasons and these purchases are contingent on the Company’s ability to acquire the debt or equity financing required to fund the acquisition.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are controls and other procedures that are designed to provide reasonable assurance that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report. In making this evaluation, our management considered the material weaknesses in our internal control over financial reporting and the status of their remediation as discussed below. Based on this evaluation, our chief executive officer and chief financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014.

However, giving full consideration to the material weaknesses described below, we performed additional analyses and other procedures, including among other things, engaging outside professionals to further evaluate our accounting policies to verify that they were correctly applied based on our specific operating business, additional transaction reviews, control activities and account reconciliations in order to provide assurance that our consolidated financial statements included in this annual report were prepared in accordance with generally accepted accounting principles (“GAAP”) and present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP. As a result of these and other expanded procedures, we believe that the consolidated financial statements included in this annual report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

(b)  Management’s report on internal controls over financial reporting.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision of and with the participation of our chief executive officer and chief financial officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, and our overall control environment.

Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2014, for the reason described below.

In connection with the preparation of our consolidated financial statement for the fiscal year ended December 31, 2014, we became aware that we had been improperly accounting for our portfolio acquisitions of leased single family homes as asset acquisitions instead of business acquisitions. Therefore, we had been capitalizing, instead of expensing, real property acquisition costs. Additionally, we determined that we had been improperly allocating a portion of our purchase price relating to 2013 acquisitions on our balance sheet to lease origination costs instead of building values. Our management concluded that these errors in accounting constituted “material weaknesses” in our internal control over financial reporting.

A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements presented will not be prevented or detected. A “significant deficiency” is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements presented that is more than inconsequential will not be prevented or detected.

Following our determination of the above-mentioned errors in accounting, we performed additional analyses and other procedures, including among other things, engaging outside professionals to further evaluate our accounting policies to verify that they were correctly applied based on our specific operating business, additional transaction reviews, control activities and account reconciliations in order to provide assurance that our consolidated financial statements included in this annual report were prepared in accordance with GAAP. Notwithstanding the fact that our internal control over financial reporting was not effective as of December 31, 2014, we believe that the consolidated financial statements included in this annual report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(c)  Changes in internal control over financial reporting.

There were no changes to our internal control over financial reporting (as defined in Rules 15a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Set forth below are the names, ages and positions of our directors and executive officers as of the date of this report.

Name	Age	Position
Chad M. Carpenter	49	President, Chief Executive Officer, Chairman of the Board of Directors

Thad L. Meyer	54	Chief Financial Officer, Chief Operating Officer, Secretary

Jon Haahr	61	Director

Xiaofan Bai	32	Director

Xiaohang Bai	26	Director

Siyu Lan	37	Director

Christopher Gann	58	Director

William Yifeng Huang	28	Director

Richard Xinghua Wang	32	Director

Set forth below is biographical information for each of our directors and executive officers.

Chad M. Carpenter has served as our President and Chief Executive Officer and as a member of our Board of Directors since July 2, 2012, and as the Chairman of our Board of Directors since August 29, 2012. Mr. Carpenter also served as our Chief Financial Officer from July 2, 2012 to December 26, 2013 and as our Secretary from July 2, 2012 to July 5, 2012. He has also served as the Chief Executive Officer of our subsidiaries, Reven Housing Georgia, LLC and Reven Housing Texas, LLC, since October 2012 and October 2013, respectively, and as Chief Executive Officer of our subsidiaries, Reven Housing Florida, LLC and Reven Housing Tennessee, LLC, since July 2014. Mr. Carpenter is the Chief Executive Officer and a member of the Board of Directors of Reven Capital, LLC, a private real estate investment firm focused on opportunistic investing, positions he has held since he founded Reven Capital in January 2009. Mr. Carpenter oversees all aspects of Reven Capital’s operations and chairs all investment committees and boards for each of its funds. Prior to founding Reven Capital, Mr. Carpenter served in various executive officer capacities, including Chief Executive Officer and Chief Financial Officer, and a member of the investment committee of Equastone, LLC since he co-founded the company in 1994. Equastone was primarily engaged in the investment of office properties in the western and southern regions of the United States. Mr. Carpenter has been involved in over $2 billion in real estate transactions, with over 26 years of experience in real estate, investing, fund management, operations and brokerage across multiple property types. In addition, Mr. Carpenter has experience with international investments and the acquisition of distressed debt and related foreclosure. He is a frequent speaker on the topic of real estate investing and real estate capital markets. In 2005, Mr. Carpenter was selected as one of Real Estate Southern California’s “40 Under 40.” In 2007, he was a finalist for the Ernst & Young Entrepreneur of the Year Award in San Diego and was also chosen as one of the “20 Rising Stars of Real Estate” globally by Institutional Investor News. Mr. Carpenter also currently serves on the Board of Directors of Western Residential Opportunity Fund, LLC, and he was a member of the Board of Directors of Dahc Investments, Inc. from January 2009 to December 2012. Mr. Carpenter holds a Bachelor of Arts degree in Economics from the University of Southern California. We believe that Mr. Carpenter’s experience as President and Chief Executive Officer of Reven Housing REIT, Inc. and his many years of industry experience qualify him to be a member of our Board of Directors.

Jon K. Haahr has served as a member of our Board of Directors since July 5, 2012. Mr. Haahr is senior managing principal of Silver Portal Capital, LLC, an investment and merchant bank focusing exclusively on the real estate sector. In this role, Mr. Haahr provides strategic and financial advice and capital formation services to real estate clients with interests in a wide range of commercial, healthcare and hospitality properties. Prior to founding Silver Portal in 2001, Mr. Haahr was co-head and managing director of real estate investment banking for Wachovia Securities from 1999 to 2000. Mr. Haahr founded and managed the Real Estate and Lodging Group at EVEREN Securities, Inc., the successor firm to Kemper Securities, from 1991 to 2000. Mr. Haahr also served on the board of directors of Clarion Partners Property Trust Inc. from June 2010 to July 2013 and as non-executive chairman of the board of directors of Genea Energy Partners, Inc. from April 2011 to August 2011. Other past board directorships include Great Lakes REIT, Inc. (NYSE: GL) and Arlington Hospitality, Inc. (NASDAQ: HOST). He also previously served as a Trustee of the James A. Graaskamp Center for Real Estate School at the University of Wisconsin in Madison. Mr. Haahr maintains a number of industry affiliations, including the Urban Land Institute, an industry association representing community builders and Pension Real Estate Association, an industry association for institutional real estate investors. Mr. Haahr is a certified public accountant and holds a Bachelor of Arts in Economics from Iowa State University in Ames and a Master of Business Administration from the University of Iowa in Iowa City. We believe that Mr. Haahr’s real estate investment banking experience, his prior experience on the board of directors of public and private companies, and his certified public accountant designation qualify him to be a member of our Board of Directors.

Xiaofan Bai was appointed to our Board of Directors on September 27, 2013. He is currently the Director of Allied Fortune (HK) Management Ltd, which is a fund and asset management company focusing primarily in the real estate sector. In this role, Mr. Bai oversees all aspects of Allied Fortune’s operations and manages its investment funds and real assets. Prior to founding Allied Fortune in 2012, Mr. Bai was the Senior Investment Manager in China Pacific Insurance Co., the third largest insurance company in China, from June 2011 to May 2012. Mr. Bai previously worked for the real estate investment banking team at Macquarie Bank, where he participated in deals in Australia, Hong Kong, China, Japan and the USA and was primarily responsible for due diligence, corporate valuation, negotiation and other investment banking activities. From March 2009 to April 2011, Mr. Bai worked in the Proprietary Trading Department of ShenYinWanGuo Securities Co., which was the first securities company in China to have a shareholding structure. Mr. Bai holds a Bachelor’s Degree in Finance and a Master’s Degree in Accounting, both from the University of Sydney. We believe that Mr. Bai’s extensive professional experience in investment banking, asset management and corporate management qualify him to be a member of our Board of Directors.

Siyu Lan was appointed to our Board of Directors on September 27, 2013. Ms. Lan has served as the Chief Financial Officer of Allied Fortune (HK) Management Ltd since August 2013. In this role, Ms. Lan oversees all company accounting practices and directs financial strategy, planning and forecasts. Prior to joining Allied Fortune, Ms. Lan worked for China Development Bank as a senior loan officer from March 2009 to June 2012. She has extensive experience in corporate lending, risk management, asset valuation and management accounting. Ms. Lan holds a Master of Accounting from the University of Sydney and an Investment & Finance degree from Macquarie University Australia. We believe that Ms. Lan’s extensive professional experience in risk management and accounting qualify her to be a member of our Board of Directors.

Xiaohang Bai was appointed to our Board of Directors on September 27, 2013. Mr. Bai has served as the Chief Investment Officer of Allied Fortune (HK) Management Ltd since August 2013. In this role, Mr. Bai leads the research team on global equities and provides professional skills in asset management. Mr. Bai specializes in real estate stock investment and investment fund management. Mr. Bai is a FRM Part II candidate. He holds a Bachelor of Science degree in Finance from the Shanghai University of International Business and Economics and a Master of Science degree in Finance from Clark University. We believe that Mr. Bai’s extensive professional experience relating to investments in global equities, especially in the real estate sector, qualify him to be a member of our Board of Directors.

Christopher Gann was appointed to our Board of Directors on November 3, 2014.  Since April 2012, Mr. Gann has served as Chief Executive Officer of Bullish Energy, LLC, a privately-held natural gas exploration and development company.  Mr. Gann has also served as a consultant to Nobel Environmental Technologies, a manufacturer of products using recycled paper stock, since November of 2011.  From February 2008 to March 2009, Mr. Gann served as Chief Executive officer of Genomatica, a chemical biotechnology company.  From May 1981 to January 2008, Mr. Gann was employed by The Dow Chemical Co. at which he held various executive level positions.  Mr. Gann has a Bachelor’s Degree in Business from Universidad Nacional Autonoma de Mexico, where he graduated first in his class, and holds a Masters Degree in Economics from the Universidad de las Americas.   We believe that Mr. Gann’s extensive professional experience as a senior executive officer of business enterprises qualify him to be a member of our Board of Directors.

William Yifeng Huang was appointed to our Board of Directors on November 3, 2014.  Mr. Huang has served a Director of Peninsula Shanghai Limited, which is engaged in the business of hotel management, since July 2012. Mr. Huang has also served as General Manager of Business Development of Greenland HK, which is engaged in the business of property development, since September 2012. From August 2010 to August 2012, Mr. Huang was employed by Morgan Stanley as an investment banker, and from 2009 to July 2010 Mr. Huang served as a financial analyst for JP Morgan.  We believe that Mr. Huang’s professional experience in investment banking and property development and hotel management qualify him to be a member of our Board of Directors.

Richard Xinghua Wang was appointed to our Board of Directors on November 3, 2014. Since 2005, Mr. Wang has been employed by Deloitte Touche Tohmatsu CPA LLP, most recently as Senior Audit Manager since 2014, pursuant to which he has managed audits of international companies, including corporations listed on the Nasdaq Stock Market and New York Stock Exchange. Mr. Wang is a certified public accountant licensed by the State of Alaska and a member of the Chinese Institute of Certified Public Accountants. Mr. Wang received a Bachelor’s Degree in Science from Shanghai Jiatong University in China. We believe that Mr. Wang’s prior experience as an audit manager of an international PCAOB member firm and his certified public accountant designation qualify him to be a member of our Board of Directors.

Thad L. Meyer has served as our Secretary since October 30, 2013, as our Chief Financial Officer since December 26, 2013, and as our Chief Operating Officer since April 17, 2014. Mr. Meyer is President of Alliance Turnaround Management, Inc., a position he has held since November 2002. Alliance Turnaround Management is a problem resolution firm that specializes in distressed real estate opportunities. Since February 2009, Mr. Meyer has also served as the Chief Financial Officer of Reven Capital. From March 2011 to April 2013, Mr. Meyer served as principal and Chief Operating Officer of Southern California Investors, Inc., a firm specializing in the acquisition, improvement and sale of distressed single-family homes. Additionally, from November 2004 to February 2009, Mr. Meyer served as the Chief Financial Officer of Equastone. Mr. Meyer is a Certified Public Accountant, Certified Turnaround Professional, and a California Real Estate Broker. Mr. Meyer holds a Bachelor of Science degree in Accounting from Colorado State University.

Family Relationships

Mr. Xiaofan Bai and Mr. Xiaohang Bai are cousins. Mr. Xiaofan Bai and Ms. Siyu Lan are married. There are no other family relationships between any of our directors and executive officers.

Additional Information About Our Board of Directors

The number of members of our Board of Directors will be determined from time to time by resolution of our Board of Directors. Our Board of Directors currently consists of eight persons. Our directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Our Board of Directors has determined that all of our directors, except for our Chief Executive Officer, Chad M. Carpenter, are “independent” directors in accordance with the listing standards established by the NASDAQ Capital Market.

Committees of Our Board of Directors

Our Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each of these committees consists of three members, all of whom are “independent” directors in accordance with the listing standards established by the NASDAQ Capital Market. Each of our board committees is subject to a charter that complies with current SEC and NASDAQ rules relating to corporate governance matters.

Audit Committee

The Audit Committee, which is composed of Christopher Gann, Jon Haahr, and Richard Xinghua Wang and for which Mr. Gann currently serves as the Chairman, assists our Board of Directors in overseeing our accounting and financial reporting processes and the audits of our financial statements. Our Board of Directors has affirmatively determined that each of the Audit Committee members meets the definition of “independent director” for purposes of the NASDAQ Capital Market rules and the independence requirements of Rule 10A-3 of the Securities Exchange Act of 1934, as amended. Our Board of Directors has also determined that Mr. Wang qualifies as an “audit committee financial expert” under SEC rules and regulations and that each of the other members of the Audit Committee is financially literate within the meaning of Rule 10A-3.

Compensation Committee

The Compensation Committee, which is composed of Messrs. Xiaofan Bai, Xiaohang Bai and Jon Haahr, and for which Mr. Xiaofan Bai currently serves as the Chairman, approves all compensation for our executive officers and otherwise supports our Board of Directors in fulfilling its oversight responsibilities relating to senior management and director compensation, including the administration of our Amended and Restated 2012 Incentive Compensation Plan, and reviews compensation received by directors for service on our Board of Directors and its committees. Our Board of Directors has determined that each of the members of our Compensation Committee satisfies the NASDAQ Capital Market’s independence standards.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee, which is composed of Messrs. Xiaofan Bai, Xiaohang Bai and Jon Haahr and for which Mr. Xiaofan Bai currently serves as the Chairman, assists our Board of Directors in identifying and recommending candidates to fill vacancies on our Board of Directors and for election by the stockholders, recommending committee assignments for directors, overseeing our Board of Directors’ annual evaluation of the performance of our Board of Directors, its committees and individual directors, and developing and recommending to our Board of Directors appropriate corporate governance policies, practices and procedures for our Company. Our Board of Directors has determined that each of the members of our Nominating and Corporate Governance Committee satisfies the NASDAQ Capital Market’s independence standards.

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

Any waiver of the code of ethics for our executive officers, directors or employees may be made only by our Board of Directors or a committee of our Board of Directors and will be promptly disclosed as required by law or stock exchange regulations.

Limitations on Liabilities and Indemnification of Directors and Officers

Our charter authorizes us, and our bylaws obligate us, to the maximum extent permitted by Maryland law in effect from time to time, to indemnify and, without requiring a preliminary determination of the ultimate entitlement to indemnification, pay or reimburse reasonable expenses in advance of final disposition of such a proceeding to:

•	any present or former director or officer of our company who is made, or threatened to be made, a party to, or witness in, the proceeding by reason of his or her service in that capacity; or

•	any individual who, while a director or officer of our company and at our request, serves or has served as a director, officer, partner, trustee, member or manager of another corporation, real estate investment trust, limited liability company, partnership, joint venture, trust, employee benefit plan or other enterprise and who is made, or threatened to be made, a party to, or witness in, the proceeding by reason of his or her service in that capacity.

Our charter and bylaws also permit us to indemnify and advance expenses to any individual who served our predecessor in any of the capacities described above and to any employee or agent of our company or our predecessor. We have entered into indemnification agreements with each of our directors and executive officers that provide for indemnification and advance of expenses to the maximum extent permitted by Maryland law.

Insofar as the foregoing provisions permit indemnification of directors, officers or persons controlling us for liability arising under the Securities Act, we have been informed that in the opinion of the SEC, this indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, any associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended or vacated; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated; (7) was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any Federal or State securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (8) was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth the compensation paid by us to our chief executive officer and to all other executive officers for services rendered during the fiscal years ended December 31, 2014 and 2013.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Chad Carpenter, CEO	2014	$240,000	—	—	—	—	—	—	$240,000
	2013	60,000	—	—	—	—	—	—	60,000
Thad Meyer, CFO	2014	$210,000	—	—	—	—	—	—	$210,000
	2013	9,000	—	—	—	—	—	—	9,000
Michael P. Soni, Former Secretary	2014	—	—	—	—	—	—	$167,804	$167,804
	2013	—	—	—	—	—	—	$118,549	$118,549

Narrative Disclosure to Summary Compensation Table

Chad M. Carpenter

Mr. Carpenter has served as our President, Chief Executive Officer and director since July 2, 2012, and as Chairman since August 29, 2012. Mr. Carpenter also served as our Chief Financial Officer from July 2, 2012 to December 26, 2013 and as our Secretary from July 2, 2012 to July 5, 2012. Mr. Carpenter received no compensation until September 2013, when the salary provisions of his employment agreement were triggered based on our company reaching the benchmark of at least $10 million of capital raised (net of taxes and expenses). Mr. Carpenter has been receiving monthly salary payments of $20,000 since October 1, 2013 in accordance with that agreement.

On March 4, 2013, we entered into an employment agreement with Mr. Carpenter in connection with Mr. Carpenter’s services as our Chief Executive Officer. The employment agreement provides for an initial term of five years and automatically renews for successive two-year terms, unless we or Mr. Carpenter elects not to renew. Under the employment agreement, effective as of the date we have received at least $10 million of capital (net of taxes and expenses), Mr. Carpenter is entitled to begin receiving an annual base salary of $240,000. As of September 2013, we reached that benchmark, and Mr. Carpenter began receiving salary payments pursuant to the employment agreement. Mr. Carpenter will be entitled to bonuses ranging from 50% to 200% of his base salary based on the satisfaction of performance criteria to be established by the Compensation Committee of our Board of Directors. Mr. Carpenter will also be entitled to participate in any benefit plans or other incentive plans that may be offered by us to employees and executives and will be eligible to receive stock options and other equity awards under our 2012 Plan as determined by the Board. In the event that Mr. Carpenter’s employment is terminated by us without cause, Mr. Carpenter leaves for good reason as specified in the employment agreement or the employment agreement is not extended by us without cause or by Mr. Carpenter for good reason, then Mr. Carpenter will be entitled to receive a severance payment equal to two times the sum of his annual base salary and target bonus plus a lump-sum payment equal to the greater of 1% of the value of our company at the time of notice of termination or $2,000,000, less any gross amounts received or realized by Mr. Carpenter in respect of any stock options or equity awards granted to him during the term his employment. Mr. Carpenter will also be entitled to the severance payment if his employment is terminated by us without cause or by Mr. Carpenter for good reason during the 18-month period following a change in control of our company. Furthermore, we have agreed to reimburse Mr. Carpenter for actual expenses incurred in connection with the organization and startup of our business as a housing REIT and any additional expenses incurred during the term of his employment. In addition, on each anniversary of Mr. Carpenter’s employment, our Compensation Committee shall undertake a compensation review of comparable public companies in order to determine the amount of any increases to Mr. Carpenter’s base salary, based on competitive compensation of chief executive officers at such comparable public companies, which amount should be consistent with at least the fiftieth (50%) percentile of such comparable compensation.

On October 16, 2014, we granted to Mr. Carpenter 275,000 shares of our common stock pursuant to a Restricted Stock Agreement. Pursuant to the agreement, all 275,000 shares are subject to vesting and risk of forfeiture based on our ability to achieve certain milestones, provided that Mr. Carpenter remains in our service as an employee, director or consultant as of the date of such milestone, as follows:

•	68,750 shares shall vest upon the date we consummate an equity raise of at least $25 million (or any lesser amount raised in a public offering);
•	82,500 shares shall vest upon the earlier to occur of (i) the date we consummate an equity raise of at least an additional $50 million (in addition to the equity capital raised in the first vesting event above) or (ii) the date we consummate portfolio acquisitions in the aggregate amount of $100 million measured from August 1, 2014;
•	96,250 shares shall vest upon the earlier to occur of (i) the date we consummate an equity raise of at least an additional $150 million (in addition to the equity capital raised in the first two vesting events above) or (ii) the date we consummate portfolio acquisitions in the additional aggregate amount of $300 million (in addition to the portfolio acquisitions referred to in the second vesting event above) measured from August 1, 2014; and
•	27,500 shares shall vest upon the date we make cash distributions to shareholders at a rate of at least $0.20 per share annualized over any four consecutive quarters.

For vesting conditions relating to equity raises, any equity capital acquired by us from, or by way of introductions made by, our Director and controlling beneficial owner, Xiaofan Bai, or his affiliates shall not be counted towards the dollar thresholds. In the event of a change in control of our company, all unvested shares shall immediately vest as of the date of the change in control.

Thad L. Meyer

On April 17, 2014, we entered into an employment agreement with Thad L. Meyer in connection with Mr. Meyer’s services as our Chief Financial Officer, Chief Operating Officer, and Secretary. The employment agreement provides for an initial term of five years and automatically renews for successive two-year terms, unless we or Mr. Meyer elects not to renew. Under the employment agreement, Mr. Meyer is entitled to receive an annual base salary of $210,000. Mr. Meyer will be entitled to bonuses ranging from 50% to 200% of his base salary based on the satisfaction of performance criteria to be established by the Compensation Committee of the Board of Directors. Mr. Meyer will also be entitled to participate in any benefit plans or other incentive plans that may be offered by us to employees and executives and will be eligible to receive stock options and other equity awards under our 2012 Plan as determined by the Board. In the event that Mr. Meyer’s employment is terminated by us without cause or Mr. Meyer leaves for good reason as specified in the employment agreement, then Mr. Meyer will be entitled to receive a severance payment equal to the sum of his annual base salary and target bonus. Mr. Meyer will also be entitled to the severance payment if his employment is terminated by us without cause or by Mr. Meyer for good reason during the 12-month period following a change in control of our company. Furthermore, we have agreed to reimburse Mr. Meyer for all reasonable expenses actually paid or incurred by him during the term of his employment in the course of and pursuant to the business of our company. The employment agreement also binds Mr. Meyer to a standard non-competition covenant for the term of the agreement plus the one-year period immediately following termination of his employment.

On October 16, 2014, we granted to Mr. Meyer 100,000 shares of our common stock pursuant to a Restricted Stock Agreement. Pursuant to the agreement, all 100,000 shares are subject to vesting and risk of forfeiture based on our ability to achieve certain milestones, provided that Mr. Meyer remains in our service as an employee, director or consultant as of the date of such milestone, as follows:

•	25,000 shares shall vest upon the date we consummate an equity raise of at least $25 million (or any lesser amount raised in a public offering);
•	30,000 shares shall vest upon the earlier to occur of (i) the date we consummate an equity raise of at least an additional $50 million (in addition to the equity capital raised in the first vesting event above) or (ii) the date we consummate portfolio acquisitions in the aggregate amount of $100 million measured from August 1, 2014;

•	35,000 shares shall vest upon the earlier to occur of (i) the date we consummate an equity raise of at least an additional $150 million (in addition to the equity capital raised in the first two vesting events above) or (ii) the date we consummate portfolio acquisitions in the additional aggregate amount of $300 million (in addition to the portfolio acquisitions referred to in the second vesting event above) measured from August 1, 2014; and

•	10,000 shares shall vest upon the date we make cash distributions to shareholders at a rate of at least $0.20 per share annualized over any four consecutive quarters.

For vesting conditions relating to equity raises, any equity capital acquired by us from, or by way of introductions made by, our Director and controlling beneficial owner, Xiaofan Bai, or his affiliates shall not be counted towards the dollar thresholds. In the event of a change in control of our company, all unvested shares shall immediately vest as of the date of the change in control.

Prior to Mr. Meyer joining our company, Alliance Turnaround Management, Inc., a company of which Mr. Meyer is the owner and President, provided certain consulting services to us and was paid $66,295 in fees in 2013 and $13,515 in fees in 2012. These fees paid to Alliance Turnaround were not executive compensation and therefore are not included in the Summary Compensation Table.

Michael P. Soni

Mr. Soni was our Secretary from July 5, 2012 until October 30, 2013. During the fiscal year ended December 31, 2013, we paid an aggregate of $118,549 in consulting fees to Mr. Soni. During the fiscal year ended December 31, 2012, we paid an aggregate of $27,500 in consulting fees to Mr. Soni. Other than such consulting fees, Mr. Soni did not receive any compensation or payments in 2012 or 2013. We do not have an employment agreement with Mr. Soni. Mr. Soni has been receiving monthly consulting payments since November 1, 2013 on a time and materials basis at a rate of $3,076.92 per week. Consulting fees paid to Mr. Soni for the year ended December 31, 2014, totaled $167,804.

Outstanding Equity Awards at December 31, 2014

Stock awards
Equity
			Equity incentive	Incentive plan awards:
	Number of shares	Market value of	plan awards: Number of	Market or payout value of
	or units of stock	shares of units of	unearned shares, units or	unearned shares, units or
	that have not	stock that have not	other rights that have not	other rights that have not
Name	vested (#)	vested ($)	vested (#)	vested ($)
Chad M. Carpenter, CEO	--	--	275,000 (1)	$1,237,500	(2)
Thad L. Meyer, CFO	--	--	100,000 (1)	$450,000	(2)

(1)	Represents shares granted to the officer in October 2014. All of the shares were subject to vesting and risk of forfeiture as of December 31, 2014 and remain so as of the date of this report. Please see the narrative discussion of the officer’s compensation arrangements located above for the terms of the share grant and vesting conditions.
(2)	Market value is based on the last sale price of our common shares on January 26, 2015 in the amount of $4.50 per share. There were no market based transactions in our common shares reported between December 31, 2014 and January 26, 2015.

Compensation of Non-Employee Directors

During the year ended December 31, 2014, we issued an aggregate of 48,750 shares of restricted stock awards pursuant to our Amended and Restated 2012 Incentive Compensation Plan (the “2012 Plan”) to certain non-employee members of our Board of Directors for their services through March 31, 2014. Additionally for the period from March 31, 2014 to December 31, 2014, our Board of Directors received additional fees totaling a combined $180,000 for their services on our Board of Directors. Our Board of Directors has adopted a compensation policy for non-employee members of our Board of Directors for their services providing for total annual fees of approximately $308,750 for the year ended December 31, 2015 in addition to reimbursement for our independent directors for reasonable out-of-pocket expenses incurred in connection with the performance of their duties as directors, including, without limitation, travel expenses in connection with their attendance in person at meetings of our Board of Directors and its committees.

2014 Director Compensation Table

Name	Fees Earned	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Deferred Compensation Earnings	All Other Compensation	Total

Jon Haahr	$60,000	$125,000	-	-	-	-	$185,000

Xiaofan Bai	$60,000	$37,500	-	-	-	-	$97,500

Xiaohang Bai	$30,000	$17,500	-	-	-	-	$47,500

Siyu Lan	$11,250	$7,500	-	-	-	-	$18,750

Christopher Gann	$3,333	-	-	-	-	-	$3,333

William Yifeng Huang	$3,333	-	-	-	-	-	$3,333

Richard Xinghua Wang	$3,333	-	-	-	-	-	$3,333

Guojuan Cheng	$8,750	$7,500	-	-	-	-	$16,250
(Former Director)

The dollar amounts in the Stock Awards column reflect the values of equity awards as of the grant date, in accordance with ASC 718, Compensation-Stock Compensation, and, therefore, do not necessarily reflect actual benefits received by the individuals.

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

Based solely on a review of the copies of such reports furnished to us, and any written representations provided to us, we believe that all Section 16(a) filing requirements were met by our officers, directors and ten percent beneficial stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth the beneficial ownership of our common stock, as of February 28, 2015, by:

•	All of our current directors and executive officers, individually;

•	All of our current directors and executive officers, as a group; and

•	All persons who beneficially own more than 5% of our outstanding common stock.

The beneficial ownership of each person was calculated based on 7,016,796 shares of our common stock outstanding as of February 28, 2015. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power (solely or shared) to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of February 28, 2015, pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Each person named in the table has sole voting and investment power with respect to all of the shares of our common stock shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. Unless otherwise noted, the address of the following persons listed below is c/o Reven Housing REIT, Inc., 7911 Herschel Avenue, Suite 201, La Jolla, California 92037.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned (1)
5% Owners:
King Apex Group Holdings II Limited (2)	1,865,740	26.6%
King Apex Group Holdings III Limited (2)	1,865,740	26.6%
King Apex Group Holdings IV Limited (2)	2,150,000	30.6%
Executive Officers and Directors:
Chad M. Carpenter (3)	578,903	8.1%
Jon Haahr (4)	49,770	*
Xiaofan Bai (5)	5,890,855	83.9%
Xiaohang Bai	4,375	*
Siyu Lan	1,875	*
Christopher Gann	50,000	*
William Yifeng Huang	--
Richard Xinghua Wang	--
Thad L. Meyer(6)	500	* *
All executive officers and directors as a group (9 persons)	6,576,278	91.6%

*	Less than one percent.
(1)	Assumes 7,016,796 shares of common stock are outstanding as of the date of this report.
(2)	Address is 28/C, 500 Zhangyang Road, Shanghai, China.
(3)	Includes 163,044 shares underlying common stock purchase warrants held by Mr. Carpenter exercisable as of January 1, 2014 and 500 shares owned by Mr. Carpenter’s minor child. Does not include 275,000 shares subject to vesting pursuant to a Restricted Stock Agreement between us and Mr. Carpenter.
(4)	Mr. Haahr’s address is c/o Silver Portal Capital, LLC, 12265 El Camino Real, Suite 230, San Diego, California 92130.
(5)	Includes 1,865,740 shares held of record by King Apex Group Holdings II Limited, 1,865,740 shares held of record by King Apex Group Holdings III Limited, and 2,150,000 shares held of record by King Apex Group Holdings IV Limited. Mr. Bai is the Director of the three funds and has dispositive and voting control with respect to the shares held thereby. Mr. Bai disclaims beneficial ownership of 1,044,815 shares held of record by King Apex Group Holdings II Limited, 1,549,126 shares held of record by King Apex Group Holdings III Limited, and 2,105,578 shares held of record by King Apex Group Holdings IV Limited.
(6)	Does not include 100,000 shares subject to vesting pursuant to a Restricted Stock Agreement between us and Mr. Meyer.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions, Promoters and Director Independence

Except as described below, since the beginning of fiscal year 2012, there have been no transactions, nor are there any currently proposed transactions, between us and any of our officers, directors or their family members, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years.

Silver Portal Capital, LLC

On July 24, 2012, we retained Silver Portal Capital, LLC (“Silver Portal”) as our financial advisor and placement agent. In general, Silver Portal provided advice to us on a broad range of matters relating to capital raising, including the introduction of one or more investors to provide equity capital to us, and as may be mutually agreed upon. For its services, we paid Silver Portal an aggregate fee of $50,000. Our engagement with Silver Portal was terminated in May 2013. Mr. Haahr, a member of our Board of Directors, is the senior managing principal of Silver Portal.

Alliance Turnaround Management, Inc.

Alliance Turnaround Management, Inc.

From July 2012 to December 2013, Alliance Turnaround Management, Inc. provided financial, operational, and accounting services to us on a consulting basis. Total fees paid were $66,295 in 2013. Mr. Meyer, our Chief Financial Officer, Chief Operating Officer and Secretary is the owner of Alliance Turnaround Management, Inc. and serves as its President.

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

On October 18, 2012, we issued additional convertible promissory notes to five accredited investors in the aggregate principal amount of $500,000 (“October Notes”). The maturity date for these notes was the earlier of December 31, 2013, or upon the date we raised $5 million of equity capital. The notes bore interest at a rate of 10 percent per annum payable in full on the maturity date and are unsecured. Mr. Carpenter was one of the individuals investing in this new note round and we issued a note for $225,000 to Mr. Carpenter in exchange for his additional investment. Additionally, the July Notes bearing a principal balance of $52,789 were cancelled and exchanged, along with the accrued interest due of $1,563, for new notes bearing terms identical to the October Notes for an aggregate principal balance of $554,352.

In connection with the September 2013 Private Placement, we also entered into a Convertible Promissory Note Conversion Agreement (the “Note Conversion Agreement”) on September 27, 2013, with certain holders of the October Notes. Pursuant to the Note Conversion Agreement, we agreed to issue to those holders of the October Notes desiring to convert their October Notes into shares of our common stock at the conversion price of $4.00 per share for the cancellation of the outstanding principal amounts under those October Notes. Certain holders elected to receive, and we agreed to make, cash payments on the outstanding principal amounts on their October Notes in lieu of shares of common stock. In addition, we agreed to make cash payments on all of the accrued interest under the October Notes.

We closed the conversion of $902,176 in aggregate principal of notes, representing approximately 86% of our issued and outstanding October Notes, on September 27, 2013. The remaining $152,176 of outstanding principal and all of the accrued interest under the October Notes have been repaid in full, and all of the October Notes have therefore been cancelled and are no longer issued and outstanding.

Reven Capital, LLC

We sub-lease our office space on a month-to-month basis at a cost of $3,000 per month (which is at the same rate as the underlying lease) from Reven Capital, LLC, which is wholly owned by Chad M. Carpenter, our Chairman of the Board, President, Chief Executive Officer and a shareholder. In addition, Reven Capital, LLC has previously advanced operating expenses for our company, which totaled $266,877 for the fiscal year ended 2012 and $148,438 for the fiscal year ended 2013. These amounts were due on demand, unsecured and non-interest bearing and were paid off in total in 2013.

Item 14.	Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us for services rendered to us for the years ended December 31, 2014 and 2013 by our former independent registered public accounting firm, PKF, Certified Public Accountants, A Professional Corporation, for the audit of our consolidated financial statements for the year ended December 31, 2013, and assistance with the reporting requirements thereof, and, during fiscal 2013 and 2014, the review of our condensed consolidated financial statements included in our quarterly reports on Form 10-Q, the filing of our Form 8-K, the filing of our Registration Statement on Form S-1 and accounting and auditing assistance relative to acquisition accounting and reporting. The following table also includes the aggregate fees billed to us by our current independent registered accounting firm, Squar, Milner, Peterson, Miranda & Williamson, Certified Public Accountants, LLP, for services rendered to us for the audit of our consolidated financial statements for the year ended December 31, 2014.

(amounts in thousands)	2014	2013
Audit Fees	$105,764	$42,587
Audit-Related Fees	--	--
Tax Fees	--	--
Other Fees	--	--
	$105,764	$42,587

Audit Committee Pre-Approval Policies

We formed our audit committee in November 2014. Prior to the formation of our audit committee, 100% of all audit, audit-related, tax and other fees for fiscal 2013 and 2014 were reviewed and preapproved by a majority of our independent directors. Following the formation of our audit committee, the audit committee reviewed and preapproved 100% of all such fees subsequently incurred for fiscal 2014.

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

Number	Exhibit Description	Method of Filing

2.1	Articles of Conversion of Reven Housing REIT, Inc.	Incorporated by reference from the Registrant’s Registration Statement on Form S-11 filed with the SEC on May 27, 2014.

3.1	Articles of Incorporation of Reven Housing REIT, Inc.	Incorporated by reference from the Registrant’s Registration Statement on Form S-11 filed with the SEC on May 27, 2014.

3.2	Bylaws of Reven Housing REIT, Inc.	Incorporated by reference from the Registrant’s Registration Statement on Form S-11 filed with the SEC on May 27, 2014.

3.3	Articles of Amendment effective November 5, 2014 (Reverse Stock Split)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 10, 2014.

3.4	Articles of Amendment effective November 5, 2014 (Decrease of Authorized Common)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 10, 2014.

10.1	Form of Convertible Promissory Note issued on July 2, 2012	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on July 9, 2012.

10.2	Letter Agreement dated July 24, 2012	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on July 26, 2012.

10.3*	Amended and Restated 2012 Incentive Compensation Plan	Incorporated by reference from the Registrant’s Definitive Information Statement on Schedule 14C filed with the SEC on November 15, 2013.

10.4	Form of Convertible Promissory Note issued on October 18, 2012	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 24, 2012.

10.5	Form of Warrant issued on October 18, 2012	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 24, 2012.

10.6	Single Family Homes Real Estate Purchase and Sale Agreement with WRI Capital Group II LLC (Atlanta, Georgia)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2012.

10.7	First Amendment to Real Estate Purchase and Sale Agreement with WRI Capital Group II LLC (Atlanta, Georgia)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2012.

10.8	Second Amendment to Real Estate Purchase and Sale Agreement with WRI Capital Group II LLC (Atlanta, Georgia)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2012.

10.9	Form of Convertible Promissory Note issued on January 3, 2013	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on January 8, 2013.

10.10	Form of Warrant issued on January 3, 2013	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on January 8, 2013.

10.11	Third Amendment to Real Estate Purchase and Sale Agreement with WRI Capital Group II LLC (Atlanta, Georgia)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on January 11, 2013.

10.12*	Employment Agreement between Reven Housing REIT, Inc. and Chad M. Carpenter dated March 4, 2013	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2013.

10.13*	Employment Agreement between Reven Housing REIT, Inc. and Thad Meyer dated April 17, 2014	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 22, 2014.

10.14	Stock Purchase Agreement by and among Reven Housing REIT, Inc. and the purchasers identified on the signature pages thereto, dated as of September 27, 2013 (the “Stock Purchase Agreement”)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2013.

10.15	First Amendment to Stock Purchase Agreement, dated December 23, 2013	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2013.

10.16	Voting Agreement by and among Reven Housing REIT, Inc., Chad M. Carpenter and the purchasers identified on the signature pages thereto, dated as of September 27, 2013	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2013.

10.17	Convertible Promissory Note Conversion Agreement by and among Reven Housing REIT, Inc. and the Note holders identified on the signature pages thereto, dated as of September 27, 2013	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2013.

10.18	Single Family Homes Real Estate Purchase and Sale Agreement (Houston 170)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 10, 2013.

10.19	First Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Houston 170)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 5, 2013.

10.20	Second Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Houston 170)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2013.

10.21	Single Family Homes Real Estate Purchase and Sale Agreement (Atlanta 173)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2013.

10.22	First Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Atlanta 173)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2013.

10.23	Form of Indemnification Agreement between Reven Housing REIT, Inc. and each of its officers and directors	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on May 19, 2014.

10.24	Single Family Homes Real Estate Purchase and Sale Agreement (Memphis 48)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2014.

10.25	First Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Memphis 61)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2014.

10.26	Second Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Memphis 61)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 24, 2014.

10.27	Third Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Memphis 60)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2014.

10.28	Fourth Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Memphis 60)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on July 28, 2014.

10.29	Single Family Homes Real Estate Purchase and Sale Agreement (Jacksonville 49)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

10.30	First Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Jacksonville 49)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 27, 2014.

10.31	Second Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Jacksonville 49)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2014.

10.32	Single Family Homes Purchase and Sale Agreement (Memphis 14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 10, 2014.

10.33	First Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Memphis 14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on July 28, 2014.

10.34	Promissory Note, dated as of June 12, 2014, by Reven Housing Texas, LLC for the benefit of Silvergate Bank, for the principal amount of $7,570,000	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2014.

10.35

Deeds of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of June 12, 2014, by Reven Housing Texas, LLC for the benefit of Silvergate Bank (recorded with Brazoria, Chambers, Fort Bend, Galveston and Harris Counties, Texas)

Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2014.

10.36	Holdback Agreement, dated June 12, 2014, by and between Reven Housing Texas, LLC and Silvergate Bank	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2014.

10.37	Unsecured Environmental Indemnity Agreement, dated as of June 12, 2014, by Reven Housing Texas, LLC for the benefit of Silvergate Bank	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2014.

10.38	Subordination of Management Agreement, dated as of June 12, 2014, by and between Reven Housing Texas, LLC, Silvergate Bank and Red Door Housing, LLC, as property manager	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2014.

10.39	Single Family Homes Real Estate Purchase and Sale Agreement (Jacksonville 50) dated September 9, 2014	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2014.

10.40	Single Family Homes Real Estate Purchase and Sale Agreement (Memphis 22) dated September 9, 2014	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2014.

10.41	Single Family Homes Real Estate Purchase and Sale Agreement (Jacksonville 77) dated September 11, 2014	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on September 17, 2014.

10.42	Single Family Homes Real Estate Purchase and Sale Agreement (Houston 100) dated September 26, 2014	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on September 30, 2014.

10.43	Fifth Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Memphis 60)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2014.

10.44	Second Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Memphis 14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2014.

10.45	First Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Jacksonville 50)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 4, 2014.

10.46	Second Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Jacksonville 50) dated November 12, 2014	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 14, 2014.

10.47	Third Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Jacksonville 50) dated December 23, 2014	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2014.

10.48	First Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Houston 100) dated January 26, 2015	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on January 29, 2015.

10.49	Single Family Homes Real Estate Purchase and Sale Agreement (Jacksonville 62) dated January 30, 2015	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 4, 2015.

10.50	Single Family Homes Real Estate Purchase and Sale Agreement (Jacksonville 140) dated February 27, 2015	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on March 4, 2015.

10.51	Assignment and Assumption of Single Family Homes Real Estate Purchase and Sale Agreement dated March 13, 2015 by and between Reven Housing Florida, LLC and Reven Housing Florida 2, LLC	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2015.

10.52	First Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Jacksonville 140) dated March 17, 2015	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2015.

10.53*	Restricted Stock Agreement dated October 16, 2014 between Chad M. Carpenter and Reven Housing REIT, Inc.	Filed herewith.

10.54*	Restricted Stock Agreement dated October 16, 2014 between Thad L. Meyer and Reven Housing REIT, Inc.	Filed herewith.

10.55	Promissory Note, dated as of November 17, 2014, by Reven Housing Tennessee, LLC for the benefit of Silvergate Bank, for the principal amount of $3,952,140.00	Filed herewith.

10.56

Deeds of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of November 17, 2014, by Reven Housing Tennessee, LLC for the benefit of Silvergate Bank (recorded with Brazoria, Chambers, Fort Bend, Galveston and Harris Counties, Texas)

Filed herewith.

10.57	Unsecured Environmental Indemnity, dated November 17, 2014, by and between Reven Housing Tennessee, LLC and Silvergate Bank	Filed herewith.

10.58	Subordination of Management Agreement, dated as of November 17, 2014, by and between Reven Housing Tennessee, LLC, Silvergate Bank and Marathon Management, LLC, as property manager	Filed herewith.

10.59	Promissory Note, dated as of March 10, 2015, by Reven Housing Florida, LLC for the benefit of Silvergate Bank, for the principal amount of $ 3,526,985.00	Filed herewith.

10.60	Deeds of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of March 10, 2015, by Reven Housing Florida, LLC for the benefit of Silvergate Bank	Filed herewith.

10.61	Unsecured Environmental Indemnity, dated March 10, 2015, by and between Reven Housing Florida, LLC and Silvergate Bank	Filed herewith.

10.62	Subordination of Management Agreement, dated as of March 10, 2015, by and between Reven Housing Florida, LLC, Silvergate Bank and Suncoast Property Management, LLC, as property manager	Filed herewith.

21.1	List of Subsidiaries of Reven Housing REIT, Inc.	Filed herewith.

23.1	Consent of PKF, Certified Public Accountants, A Professional Corporation	Filed herewith.

23.2	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP	Filed herewith.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Filed electronically herewith.

101.INS	XBRL Instance Document	Filed electronically herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

* Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

REVEN HOUSING REIT, INC.

Date: March 30, 2015	By:	/s/ Chad M. Carpenter
Chad M. Carpenter,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chad M. Carpenter	President, Chief Executive Officer	March 30, 2015
Chad M. Carpenter	and Chairman of the Board
(Principal Executive Officer)

/s/ Thad L. Meyer	Chief Financial Officer	March 30, 2015
Thad L. Meyer	(Principal Financial and Accounting Officer)

/s/ Jon Haahr	Director	March 30, 2015
Jon Haahr

/s/ Xiaofan Bai	Director	March 30, 2015
Xiaofan Bai

/s/ Xiaohang Bai	Director	March 30, 2015
Xiaohang Bai

/s/ Siyu Lan	Director	March 30, 2015
Siyu Lan

/s/ Christopher Gann	Director	March 30, 2015
Christopher Gann

/s/ Richard Xinghua Wang	Director	March 30, 2015
Richard Xinghua Wang

/s/ William Yifeng Huang	Director	March 30, 2015
William Yifeng Huang

