Form 10-K/A
period 2013-12-31
Reven Housing REIT, Inc.
filed 2015-04-17
CIK 1487782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 000-54165

Reven Housing REIT, Inc.

(Name of registrant as specified in its charter)

Colorado	84-1306078
(State or Other Jurisdiction of	(I.R.S. Employer Identification
Incorporation)	Number)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐  No  ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $1,261,295.

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 87,860,880 shares as of March 25, 2014.

EXPLANATORY NOTE—RESTATEMENT OF FINANCIAL INFORMATION

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to effect a restatement of the previously issued consolidated financial statements of Reven Housing REIT, Inc. (either the “Company,” “we” or “our”) as of and for the year ended December 31, 2013 filed as part of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2014 (“Original Form 10-K”).

The Company is restating its previously issued fiscal 2013 consolidated financial statements to correct an error that resulted from the inadvertent failure to properly account for our portfolio acquisitions of leased single family homes as asset acquisitions instead of business acquisitions. In addition, a portion of the purchase price relating to 2013 acquisitions should have been allocated on our balance sheet to lease origination costs instead of building values.

This Amendment No.1 amends and restates Items 1, 2, 7, 8 and 9A of Part II of the Original Form 10-K to reflect the effects of the restatements. In addition, in accordance with Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, this Amendment also includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2 and 32.1. The remaining Items contained within this Amendment No. 1 consist of all other Items originally contained in Original Form 10-K. This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-K or modify or update those disclosures in any way other than as required to reflect the effects of the restatements.

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

As of March 25, 2014, we have invested an aggregate of approximately $13.8 million and own 168 homes in the Houston, Texas, metropolitan area and 9 homes in Atlanta, Georgia, metropolitan area. We intend to expand our acquisitions throughout the United States as we continue to evaluate new investment opportunities in different markets. Our portfolio properties are 95% leased, of which 134 are subject to one year leases, 34 are subject to month-to-month leases and 9 are vacant and being marketed for leasing. All of our portfolio properties to date have been acquired from available cash on hand and are not subject to any liens or security interests.

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

Employees

As of March 25, 2014, we employed 2 employees, who are not represented by labor unions. We believe that our relationship with our employees is satisfactory.

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

Since we commenced our real estate investment activities in October 2012, we have acquired portfolios in Georgia and Texas. As of March 25, 2014, we own 168 homes in the Houston, Texas metropolitan area and 9 in the Atlanta, Georgia, metropolitan area. Our portfolio properties are 95% leased, of which 134 are subject to one year leases, 34 are subject to month-to-month leases and 9 are vacant and being marketed for leasing.

The following table presents summary statistics of our single-family homes by MSA and metro division. The table includes our entire portfolio of single-family homes.

Total Portfolio of Single-Family Homes—Summary Statistics

(as of March 25, 2014)

MSA / Metro Division	Number of Homes	Aggregate Investment	Average Investment Per Home	Percent Leased	Average Age (years)	Average Size (square feet)
Atlanta, GA	9	$606,838	$67,426	66%	21	1,516
Houston, TX	168	$13,148,797	$78,267	95%	45	1,435
Total / Weighted Average	177	$13,755,635	$77,715	95%	44	1,439

Item 3.	Legal Proceedings

As of the date of this report, there are no pending legal proceedings to which we or our properties are subject.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

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

The following table sets forth the quarterly high and low sales prices of our common shares as reported on the OTCBB for the periods indicated.

2013:	High	Low
First Quarter	$1.00	$1.00
Second Quarter	$1.00	$0.35
Third Quarter	$0.40	$0.35
Fourth Quarter	$0.47	$0.38
2012:
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	N/A	N/A
Fourth Quarter	$1.02	$1.02

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

Restatement of Consolidated Financial Statements

In connection with preparing the annual financial information for the year ending December 31, 2014, prior period errors were identified which affected the annual period ended December 31, 2013. These errors occurred in the Company’s accounting for the acquisition of certain real property portfolios and involve acquisition costs that were improperly capitalized and the reallocation of acquisition values from Building and Improvements to Lease Origination Costs. These errors require the Company to restate previously reported financial results contained in this report. The effects of these prior period errors in the consolidated financial statements are as follows:

	December 31, 2013
	As	As previously
	Restated	Reported	Adjustment
Consolidated Balance Sheet
Buildings and improvements	$9,685,361	$10,064,626	$(379,265)
Accumulated depreciation	$(73,950)	$(76,200)	$2,250
Investment in real estate, net	$12,125,420	$12,502,435	$(377,015)
Lease origination costs	$75,038	$-	$75,038
Total Assets	$14,531,149	$14,833,126	$(301,977)
Accumulated deficit	$(2,014,056)	$(1,712,079)	$(301,977)
Total Stockholders' Equity	$14,026,985	$14,328,962	$(301,977)
Total Liabilities and Stockholders' Equity	$14,531,149	$14,833,126	$(301,977)

Consolidated Statement of Operations
Real estate acquisition costs	$279,965	$-	$279,965
Depreciation and amortization	$96,812	$74,800	$22,012
Total operating expenses	$1,714,940	$1,412,963	$301,977
Net loss	$(1,372,697)	$(1,070,720)	$(301,977)
Net loss per share	$(0.05)	$(0.04)	$(0.01)

Consolidated Statement of Cash Flows
Net loss	$(1,372,697)	$(1,070,720)	$(301,977)
Depreciation and amortization	$96,812	$74,800	$22,012
Net cash used in operating activities	$(767,899)	$(336,806)	$(431,093)
Acquisitions of investments in real estate	$(11,855,960)	$(12,235,225)	$379,265
Lease origination costs	$(99,300)	$-	$(99,300)
Net cash used in investing activities	$(11,955,260)	$(12,386,353)	$431,093

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

On October 4, 2013, Reven Housing Texas, LLC (a wholly owned subsidiary of Reven Housing REIT, Inc.) entered into a purchase and sale agreement for the purchase of a portfolio of 170 single family homes located in the Houston, Texas metropolitan area. On October 31, 2013, the Company closed and completed the purchase of 150 of the homes at a total cost of $11,592,532 excluding closing expenses.

The following table represents the Company’s net investment in the homes:

						Investment
	Number		Residential	Total	Accumulated	In Real Estate
Purchased during 2012:	of Homes	Land	Homes	Investment	Depreciation	Net
Georgia	5	$67,019	$276,391	$343,410	$(1,400)	$342,010

Total at December 31, 2012	5	67,019	276,391	343,410	(1,400)	342,010

Purchased during 2013:
Georgia	4	52,631	210,797	263,428	(16,800)	246,628
Texas	150	2,394,359	9,198,173	11,592,532	(55,750)	11,536,782

Total at December 31, 2013	159	$2,514,009	$9,685,361	$12,199,370	$(73,950)	$12,125,420

Net investment in homes, as shown above, consists of the following as of December 31:

	2012		2013
	Number	Investment	Number	Investment
	of Homes	Net	of Homes	Net
Leased	5	$342,010	146	$11,228,018
Vacant	-	-	13	897,402

	5	$342,010	159	$12,125,420

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

For the year ended December 31, 2013, the Company had total rental income of $342,243 and rental expenses of $136,679, resulting in net operating income from rentals of $205,564. General and administrative expenses totaled $366,071. Legal and accounting totaled $195,156. Real estate acquisition costs totaled $279,965. Interest expense on the retirement of our convertible notes payable was $77,004. Depreciation and amortization totaled $96,812. Amortization of discount on notes payable was $563,253. This resulted in a net loss of $1,372,697. As the convertible notes were paid off or converted on September 27, 2013, we do not expect to incur future amortization charges relating to note discounts in 2014.

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

Liquidity and Capital Resources

Our liquidity and capital resources as of December 31, 2013 consisted of cash of $2,134,510. As of December 31, 2012, the cash balance was $5,763.  The liquidity position at December 31, 2013 resulted primarily from the excess of funds raised from the Company’s private placement over funds invested in the purchase of home inventory. The Company used $767,899 for operating activities in 2013. This resulted from a net loss of $1,372,697, after adding back the amortization of debt discount of $563,253, depreciation and amortization of $96,812, and subtracting the net change in operating assets and liabilities of $55,267. The Company used $140,778 in operations in 2012.

In 2013, the Company invested $11,855,960 in new homes and $99,300 in lease origination costs totaling $11,955,260 of cash used for investing activities. For the year ended December 31, 2012, the Company used $343,410 of cash in investing activities to acquire homes. Note that subsequent to year end, on January 31, 2014, the Company purchased an additional 18 homes in Houston, Texas and used $1,541,371 of cash.

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

Investments in Real Estate

The Company accounts for its investments in real estate as business combinations under the guidance of FASB ASC Topic 805, Business Combinations (“ASC 805”) and these acquisitions are recorded at fair value, allocated to land, building and the existing leases based upon their fair values at the date of acquisition, with acquisition costs expensed as incurred. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes its own market knowledge and published market data. The estimated fair value of acquired in-place leases represents the expected costs the Company would have incurred to lease the property at the date of acquisition. Each portfolio of acquired property is recorded as a separate business combination.

Land, buildings and improvements are recorded at cost. Buildings and improvements are depreciated over estimated useful lives of approximately 27.5 years using the straight-line method. Lease origination costs are amortized over the average remaining term of the in-place leases which is generally less than one year. Maintenance and repair costs are charged to expenses as incurred.

The Company assesses the impairment of investments in real estate, whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company has not recognized any impairment losses for the years ended December 31, 2012 and 2013.

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

Income Taxes

We intend to elect to be taxed as a REIT, as defined in the Internal Revenue Code, once we meet all the necessary requirements. However, no assurance can be given that we will qualify or remain qualified as a REIT. In the event we qualify and elect to be taxed as a REIT, we will not be subject to federal income tax provided that our distributions to our stockholders equal or exceed our REIT taxable income and satisfy all other requirements under the Internal Revenue Code.

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

San Diego, California	/s/ PKF
March 25, 2014 (Except for Restatement of	Certified Public Accountants
Consolidated Financial Statements under Note 1,	A Professional Corporation
as to which the date is March 10, 2015)

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2013

		(Restated, Note 1)
	2012	2013
ASSETS

Investment in real estate:
Land	$67,019	$2,514,009
Buildings and improvements	276,391	9,685,361
	343,410	12,199,370
Accumulated depreciation	(1,400)	(73,950)
Investment in real estate, net	342,010	12,125,420

Cash	5,763	2,134,510
Rents and other receivables	3,375	10,053
Escrow deposits and prepaid expenses	-	151,128
Lease origination costs, net	-	75,038
Deferred stock issuance costs	50,000	35,000

Total Assets	$401,148	$14,531,149

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Convertible notes payable - officer, net of debt discount of $123,430 in 2012, and $0 in 2013	$128,746	$-
Convertible notes payable, net of debt discount of $122,364 in 2012, and $0 in 2013	127,635	-
Convertible notes payable - shareholders, net of debt discount of $25,539 in 2012, and $0 in 2013	26,638	-
Accounts payable and accrued expenses	119,978	347,179
Accrued interest and security deposits	14,770	156,985
Related party advance	266,877	-

Total Liabilities	684,644	504,164

Commitments (Note 9)

Stockholders' (Deficit) Equity
Preferred stock, $.001 par value; 25,000,000 shares authorized; No shares issued & outstanding	-	-
Common stock, $.001 par value; 600,000,000 shares authorized; 8,350,000 shares issued & outstanding at December 31, 2012 and 87,860,880 at December 31, 2013	8,350	87,861
Additional paid-in capital	349,513	15,953,180
Accumulated deficit	(641,359)	(2,014,056)
Total Stockholders' (Deficit) Equity	(283,496)	14,026,985

Total Liabilities and Stockholders' (Deficit) Equity	$401,148	$14,531,149

The accompanying notes are an integral part of the consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2012 and 2013

		(Restated, Note 1)
	2012	2013

Rental income	$6,750	$342,243

Operating expenses:
Rental expenses	1,006	136,679
General and administrative	132,261	366,071
Legal and accounting	396,797	195,156
Real estate acquisition costs	-	279,965
Interest expense	13,258	77,004
Amortization of discount on notes payable	56,530	563,253
Depreciation and amortization expense	1,400	96,812

Total operating expenses	601,252	1,714,940

Loss from continuing operations	(594,502)	(1,372,697)

Income from discontinued operations, net of taxes	334	-

Net loss	$(594,168)	$(1,372,697)

Net loss per share from continuing operations
(Basic and fully diluted)	$(0.06)	$(0.05)

Net loss per share from discontinued operations
(Basic and fully diluted)	$-	$-

Weighted average number of
common shares outstanding	9,170,492	26,732,284

The accompanying notes are an integral part of the consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

For the Years Ended December 31, 2012 and 2013

	Common Stock
			Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance at December 31, 2011	10,000,000	$10,000	$20,000	$(47,191)	$(17,191)

Shares returned to treasury	(1,650,000)	(1,650)	1,650	-	-

Fair value of note conversion	-	-	327,863	-	327,863
feature and warrants issued

Net loss	-	-	-	(594,168)	(594,168)

Balance at December 31, 2012	8,350,000	8,350	349,513	(641,359)	(283,496)

Fair value of note conversion	-	-	291,920	-	291,920
feature and warrants issued

Shares issued on conversion of notes	4,510,880	4,511	897,665	-	902,176

Issuances of shares	75,000,000	75,000	14,414,082	-	14,489,082

Net loss (restated, Note 1)	-	-	-	(1,372,697)	(1,372,697)

Balance at December 31, 2013 (restated, Note 1)	87,860,880	$87,861	$15,953,180	$(2,014,056)	$14,026,985

The accompanying notes are an integral part of the consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2012 and 2013

		(Restated, Note 1)
	2012	2013
Cash Flows From Operating Activities:
Net loss	$(594,168)	$(1,372,697)
Net income from discontinued operations	(334)	-
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization of debt discount	56,530	563,253
Depreciation and amortization	1,400	96,812
Changes in operating assets and liabilities:
Rents and other receivables	(3,375)	(6,678)
Escrow deposits and prepaid expenses	-	(151,128)
Accounts payable, accrued expenses, accrued interest and security deposits	131,958	369,416
Related party advances	266,877	(266,877)
Net cash used for operating activities - continuing operations	(141,112)	(767,899)
Net cash provided for operating activities - discontinued operations	334	-
Net cash used for operating activities	(140,778)	(767,899)

Cash Flows From Investing Activities:
Acquisition of residential homes	(343,410)	(11,855,960)
Lease origination costs	-	(99,300)
Net cash used for investing activities	(343,410)	(11,955,260)

Cash Flows From Financing Activities:
Proceeds from convertible notes payable	554,352	500,000
Payment of convertible notes payable	(15,000)	(152,176)
Deferred stock issuance costs	(50,000)	(35,000)
Net proceeds from common stock issuance	-	14,539,082
Net cash provided by financing activities	489,352	14,851,906

Net Increase In Cash	5,164	2,128,747
Cash at the Beginning of the Year	599	5,763

Cash at the End of the Year	$5,763	$2,134,510

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Debt discount for allocation of proceeds to warrants and beneficial
conversion feaure of debt	$327,863	$291,920
Conversion of debt to common shares	$-	$902,176
Deferred costs of common stock issuance	$-	$50,000

Supplemental Disclosure:

Cash paid for interest	$2,790	$88,821

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

Restatement of Consolidated Financial Statements

In connection with preparing the annual financial information for the year ending December 31, 2014, prior period errors were identified which affected the annual period ended December 31, 2013. These errors occurred in the Company’s accounting for the acquisition of certain real property portfolios of single family homes included in investment in real estate and involve acquisition costs that were improperly capitalized, and the reallocation of acquisition values from building and improvements to lease origination costs. These errors require the Company to restate previously reported financial results contained in this report. The effects of these prior period errors in the consolidated financial statements are as follows:

	December 31, 2013
	As	As previously
	Restated	Reported	Adjustment
Consolidated Balance Sheet
Buildings and improvements	$9,685,361	$10,064,626	$(379,265)
Accumulated depreciation	$(73,950)	$(76,200)	$2,250
Investment in real estate, net	$12,125,420	$12,502,435	$(377,015)
Lease origination costs	$75,038	$-	$75,038
Total Assets	$14,531,149	$14,833,126	$(301,977)
Accumulated deficit	$(2,014,056)	$(1,712,079)	$(301,977)
Total Stockholders' Equity	$14,026,985	$14,328,962	$(301,977)
Total Liabilities and Stockholders' Equity	$14,531,149	$14,833,126	$(301,977)

Consolidated Statement of Operations
Real estate acquisition costs	$279,965	$-	$279,965
Depreciation and amortization	$96,812	$74,800	$22,012
Total operating expenses	$1,714,940	$1,412,963	$301,977
Net loss	$(1,372,697)	$(1,070,720)	$(301,977)
Net loss per share	$(0.05)	$(0.04)	$(0.01)

Consolidated Statement of Cash Flows
Net loss	$(1,372,697)	$(1,070,720)	$(301,977)
Depreciation and amortization	$96,812	$74,800	$22,012
Net cash used in operating activities	$(767,899)	$(336,806)	$(431,093)
Acquisitions of investments in real estate	$(11,855,960)	$(12,235,225)	$379,265
Lease origination costs	$(99,300)	$-	$(99,300)
Net cash used in investing activities	$(11,955,260)	$(12,386,353)	$431,093

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

Income Taxes

The Company intends to elect to be taxed as a REIT, as defined in the Internal Revenue Code, upon meeting the necessary requirements. Management believes that the Company will be able to satisfy the requirements for qualification as a REIT. Accordingly, the Company is not expecting to be subject to federal income tax, provided that it qualifies as a REIT and distributions to the stockholders equal or exceed REIT taxable income.

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

Investments in Real Estate

The Company accounts for its investments in real estate as business combinations under the guidance of FASB ASC Topic 805, Business Combinations (“ASC 805”) and these acquisitions are recorded at fair value, allocated to land, building and the existing leases based upon their fair values at the date of acquisition, with acquisition costs expensed as incurred. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes its own market knowledge and published market data. The estimated fair value of acquired in-place leases represents the expected costs the Company would have incurred to lease the property at the date of acquisition. Each portfolio of acquired property is recorded as a separate business combination.

Land, buildings and improvements are recorded at cost. Buildings and improvements are depreciated over estimated useful lives of approximately 27.5 years using the straight-line method. Lease origination costs are amortized over the average remaining term of the in-place leases which is generally less than one year. Maintenance and repair costs are charged to expenses as incurred.

The Company assesses the impairment of investments in real estate, whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company has not recognized any impairment losses for the years ended December 31, 2012 and 2013.

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

On October 4, 2013, Reven Housing Texas, LLC (a wholly owned subsidiary of Reven Housing REIT, Inc.) entered into a purchase and sale agreement for the purchase of a portfolio of 170 single family homes located in the Houston, Texas metropolitan area. On October 31, 2013, the Company closed and completed the purchase of 150 of the homes at a total cost of $11,592,532 excluding closing expenses (Note 10).

Residential homes purchased by the Company are recorded at cost. The Homes are depreciated over the estimated useful lives using the straight-line method for financial reporting purposes. The estimated useful life for the residential homes is estimated to be 27.5 years. The Homes are leased on short-term leases expiring on various dates over the coming year.

The following table represents the Company’s net investment in the homes and allocates purchase price in accordance with ASC 805:

						Investment
	Number		Residential	Total	Accumulated	In Real Estate
Purchased during 2012:	of Homes	Land	Homes	Investment	Depreciation	Net
Georgia	5	$67,019	$276,391	$343,410	$(1,400)	$342,010

Total at December 31, 2012	5	67,019	276,391	343,410	(1,400)	342,010

Purchased during 2013:
Georgia	4	52,631	210,797	263,428	(16,800)	246,628
Texas	150	2,394,359	9,198,173	11,592,532	(55,750)	11,536,782

Total at December 31, 2013	159	$2,514,009	$9,685,361	$12,199,370	$(73,950)	$12,125,420

Net investment in homes, as shown above, consists of the following as of December 31:

	2012		2013
	Number	Investment	Number	Investment
	of Homes	Net	of Homes	Net
Leased	5	$342,010	146	$11,228,018
Vacant	-	-	13	897,402

	5	$342,010	159	$12,125,420

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

A summary of the assumptions used to value the warrants and the beneficial conversion feature are as follows:

	2012	2013
Risk -free interest rate	0.79%	1.40%
Expected stock volatility	48%	47%
Time to expiration (years)	5	5
Fair value of common stock	$1.00	$0.20
Expected dividends	$0.00	$0.00

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

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2013

NOTE 6. INCOME TAXES

The Company plans to elect REIT status when it meets all requirements allowing it to do so. At that time, the Company would generally not be subject to income taxes assuming it complied with the specific distribution rules applicable to REITs.

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

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2013

NOTE 10. SUBSEQUENT EVENT

On January 31, 2014, a wholly owned subsidiary of the Company closed on an additional 18 single family homes as part of the October 31, 2013 purchase (Note 2), located in the Houston, Texas metropolitan area. The purchase price of the investment in the 18 homes, excluding acquisition and closing costs, totaled $1,560,836.

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

In connection with the preparation of this Amendment No. 1, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, re-evaluated during the first quarter of 2015 the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2013. In conducting their re-evaluation, our management considered the material weaknesses in our internal control over financial reporting and the status of their remediation as discussed below. Based on their current re-evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2013.

However, giving full consideration to the material weaknesses described below, we performed additional analyses and other procedures, including among other things, engaging outside professionals to further evaluate our accounting policies to verify that they were correctly applied based on our specific operating business, additional transaction reviews, control activities and account reconciliations in order to provide assurance that our consolidated financial statements included in this Amendment No. 1 were prepared in accordance with generally accepted accounting principles (“GAAP”) and present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP. As a result of these and other expanded procedures, we believe that the consolidated financial statements included in this Amendment No. 1 present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

(b)  Management’s report on internal controls over financial reporting.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision of and with the participation of our chief executive officer and chief financial officer, during the first quarter of 2015 management conducted a re-assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, and our overall control environment.

Based on this re-assessment, management concluded that our internal controls over financial reporting were not effective as of December 31, 2013, for the reason described below.

In connection with the preparation of our consolidated financial statement for the fiscal year ended December 31, 2014, we became aware that we had been improperly accounting for our portfolio acquisitions of leased single family homes as asset acquisitions instead of business acquisitions. Therefore, we had been capitalizing, instead of expensing, real property acquisition costs. Additionally, we determined that we had been improperly allocating a portion of our purchase price relating to 2013 acquisitions on our balance sheet to building values instead of lease origination costs. Our management concluded that these errors in accounting constituted “material weaknesses” in our internal controls over financial reporting.

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

Following our determination of the above-mentioned errors in accounting, we performed additional analyses and other procedures, including among other things, engaging outside professionals to further evaluate our accounting policies to verify that they were correctly applied based on our specific operating business, additional transaction reviews, control activities and account reconciliations in order to provide assurance that our consolidated financial statements included in this Amendment No. 1 were prepared in accordance with GAAP. Notwithstanding the fact that our internal controls over financial reporting were not effective as of December 31, 2013, we believe that the consolidated financial statements included in this Amendment No. 1 present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

This Amendment No. 1 does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(c)  Changes in internal control over financial reporting.

There were no changes to our internal control over financial reporting (as defined in Rules 15a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 11.	Executive Compensation

Compensation Discussion and Analysis

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Chad M. Carpenter, President,	2013	$60,000	—	—	—	—	—	—	$60,000
CEO, and Chairman (1)	2012	—	—	—	—	—	—	—	—
Thad L. Meyer, CFO, and	2013	$9,000	—	—	—	—	—	—	$9,000
Secretary (2)	2012	—	—	—	—	—	—	—	—
Michael P. Soni, Former	2013	—	—	—	—	—	—	$118,549	$118,549
Secretary (3)	2012	—	—	—	—	—	—	$27,500	$27,500

(1)	Mr. Carpenter has served as our President, CEO and director since July 2, 2012, and as Chairman since August 29, 2012. Mr. Carpenter also served as our CFO from July 2, 2012 to December 26, 2013 and as our Secretary from July 2-5, 2012. Mr. Carpenter received no compensation until September 2013, when the salary provisions of his employment agreement were triggered based on our company reaching the benchmark of at least $10 million of capital (net of taxes and expenses). Mr. Carpenter has been receiving monthly salary payments of $20,000 since October 1, 2013 in accordance with that agreement.

(2)	Mr. Meyer has served as our Secretary since October 30, 2013 and as our CFO since December 26, 2013. Mr. Meyer did not receive any compensation or payments in 2012. We do not have an employment agreement with Mr. Meyer but intend to enter into an agreement in the near term. Mr. Meyer has been receiving monthly salary payments of $17,500 since January 1, 2014. Prior to joining our company as Secretary and CFO, Alliance Turnaround Management, Inc., a company of which Mr. Meyer is the owner and President, provided certain consulting services to us and was paid $66,295 in fees in 2013 and $13,515 in fees in 2012, and these fees paid to Alliance Turnaround were not executive compensation and therefore are not included in the Summary Compensation Table. For more details regarding these consulting services provided to us, see the disclosure regarding Alliance Turnaround Management, Inc., in Item 13 Certain Relationships and Related Party Transaction of this report.

(3)	Mr. Soni was our Secretary from July 5, 2012 until October 30, 2013. During the fiscal year ended December 31, 2013, we paid an aggregate of $118,549 in consulting fees to Mr. Soni. During the fiscal year ended December 31, 2012, we paid an aggregate of $27,500 in consulting fees to Mr. Soni. Other than such consulting fees, Mr. Soni did not receive any compensation or payments in 2012 or 2013. We do not have an employment agreement with Mr. Soni. Mr. Soni has been receiving monthly consulting payments of $13,333 since November 1, 2013.

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

Exhibit Index

Exhibit Number	Exhibit
3.1	Restated Articles of Incorporation (16)
3.2	Articles of Amendment to Restated Articles of Incorporation (17)
3.3	Articles of Amendment to Restated Articles of Incorporation (3)
3.4	Bylaws (16)
10.1	Form of Convertible Promissory Note issued on July 2, 2012 (1)
10.2	Letter Agreement dated July 24, 2012 (2)
10.3†	Amended and Restated 2012 Incentive Compensation Plan (3)
10.4	Form of Convertible Promissory Note issued on October 18, 2012 (4)
10.5	Form of Warrant issued on October 18, 2012(4)
10.6	Single Family Homes Real Estate Purchase and Sale Agreement with WRI Capital Group II LLC (Atlanta, Georgia) (5)
10.7	First Amendment to Real Estate Purchase and Sale Agreement with WRI Capital Group II LLC (Atlanta, Georgia) (5)
10.8	Second Amendment to Real Estate Purchase and Sale Agreement with WRI Capital Group II LLC (Atlanta, Georgia) (5)
10.9	Form of Convertible Promissory Note issued on January 3, 2013 (6)
10.10	Form of Warrant issued on January 3, 2013 (6)
10.11	Third Amendment to Real Estate Purchase and Sale Agreement with WRI Capital Group II LLC (Atlanta, Georgia) (7)
10.12†	Employment Agreement between Reven Housing REIT, Inc. and Chad M. Carpenter dated March 4, 2013 (8)
10.13	Stock Purchase Agreement by and among Reven Housing REIT, Inc. and the purchasers identified on the signature pages thereto, dated as of September 27, 2013 (the “Stock Purchase Agreement”) (9)
10.14	First Amendment to Stock Purchase Agreement, dated December 23, 2013 (10)
10.15	Voting Agreement by and among Reven Housing REIT, Inc., Chad M. Carpenter and the purchasers identified on the signature pages thereto, dated as of September 27, 2013 (9)
10.16	Convertible Promissory Note Conversion Agreement by and among Reven Housing REIT, Inc. and the Note holders identified on the signature pages thereto, dated as of September 27, 2013 (9)
10.17	Single Family Homes Real Estate Purchase and Sale Agreement (Houston 170) (11)
10.18	First Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Houston 170) (12)

10.19	Second Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Houston 170) (10)
10.20	Single Family Homes Real Estate Purchase and Sale Agreement (Atlanta 173) (13)
10.21	First Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Atlanta 173) (14)
10.22	Form of Indemnification Agreement between Reven Housing REIT, Inc. and each of its officers and directors (3)
16.1	Letter from Ronald R. Chadwick, P.C., dated December 31, 2012, to the SEC (15)
21.1	List of Subsidiaries of Reven Housing REIT, Inc. (18)
23.1*	Consent of PKF, Certified Public Accountants, A Professional Corporation
31.1*	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
†	Indicates management compensatory plan, contract or arrangement.
(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on July 9, 2012.
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on July 26, 2012.
(3)	Incorporated by reference from the Registrant’s Definitive Information Statement on Schedule 14C filed with the SEC on November 15, 2013.
(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 24, 2012.
(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2012.
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on January 8, 2013.
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on January 11, 2013.
(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2013.
(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2013.
(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2013.
(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 10, 2013.
(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 5, 2013.
(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2013.
(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2013.
(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2013.

(16)	Incorporated by reference from the Registrant's Registration Statement on Form S-1 filed with the SEC on August 10, 2010.
(17)	Incorporated by reference from the Registrant's Definitive Information Statement on Schedule 14C filed with the SEC on July 19, 2012.
(18)	Incorporated by reference from the Registrant's Annual Report on Form 10-K filed with the SEC on March 31, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

REVEN HOUSING REIT, INC.

Date: April 17, 2015	By:	/s/ Chad M. Carpenter
Chad M. Carpenter
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Chad M. Carpenter	President, Chief Executive Officer and Chairman of the	April 17, 2015
Chad M. Carpenter	Board (Principal Executive Officer)

/s/ Thad L. Meyer	Chief Financial Officer and Secretary (Principal	April 17, 2015
Thad L. Meyer	Financial Officer and Principal Accounting Officer)

