Form 10-Q/A
period 2014-09-30
Reven Housing REIT, Inc.
filed 2015-04-24
CIK 1487782

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

REVEN HOUSING REIT, INC.

FORM 10-Q/A

EXPLANATORY NOTE—RESTATEMENT OF FINANCIAL INFORMATION

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) is being filed to effect a restatement of the previously issued consolidated financial statements of Reven Housing REIT, Inc. (either the “Company,” “we” or “our”) as of and for the three and nine months ended September 30, 2014 filed as part of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2014 (“Original Form 10-Q”).

The Company is restating its previously issued third quarter 2014 consolidated financial statements to correct an error that resulted from the inadvertent failure to properly account for our portfolio acquisitions of leased single family homes as asset acquisitions instead of business acquisitions. In addition, a portion of the purchase price relating to our third quarter 2014 acquisitions should have been allocated on our balance sheet to lease origination costs instead of building values.

This Amendment No.1 amends and restates Items 1, 2 and 4 of Part I of the Original Form 10-Q to reflect the effects of the restatements. In addition, in accordance with Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, this Amendment also includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2 and 32.1. The remaining Items contained within this Amendment No. 1 consist of all other Items originally contained in Original Form 10-Q. This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-Q or modify or update those disclosures in any way other than as required to reflect the effects of the restatements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2013 and September 30, 2014

	(Restated, Note 1)	(Restated, Note 1)
	December 31, 2013	September 30, 2014
	(Audited)	(Unaudited)
ASSETS

Investment in real estate:
Land	$2,514,009	$4,090,909
Buildings and improvements	9,685,361	17,917,326
	12,199,370	22,008,235
Accumulated depreciation	(73,950)	(430,552)
Investment in real estate, net	12,125,420	21,577,683

Cash	2,134,510	6,584,098
Rents and other receivables	10,053	95,714
Tax and insurance reserves	-	169,740
Escrow deposits and prepaid expenses	151,128	896,545
Lease origination costs, net	75,038	124,886
Loan fees, net	-	253,177
Deferred stock issuance costs	35,000	472,357

Total Assets	$14,531,149	$30,174,200

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses	$347,179	$722,329
Security deposits	156,985	253,870
Note payable	-	7,570,000

Total Liabilities	504,164	8,546,199

Commitments (Note 9)

Stockholders' Equity
Preferred stock, $.001 par value; 25,000,000 shares authorized; No shares issued & outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized; 4,393,044 and 6,591,796 shares issued & outstanding at December 31, 2013 and September 30, 2014, respectively	4,393	6,592
Additional paid-in capital	16,036,648	24,601,719
Accumulated deficit	(2,014,056)	(2,980,310)
Total Stockholders' Equity	14,026,985	21,628,001

Total Liabilities and Stockholders' Equity	$14,531,149	$30,174,200

The accompanying notes are an integral part of the condensed consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2013 and 2014 (Unaudited)

		(Restated, Note 1)		(Restated, Note 1)
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014

Rental income, net	$14,193	$740,778	$55,817	$1,716,758

Operating expenses:
Rental expenses	11,978	262,311	25,718	682,700
General and administrative	17,060	278,543	121,599	988,790
Legal and accounting	21,536	49,809	114,411	219,661
Real estate acquisition costs	-	256,764	-	295,122
Interest expense	25,081	50,603	77,382	53,090
Amortization of discount on notes payable	281,625	-	563,253	-
Depreciation and amortization	4,200	240,650	12,600	443,650

Total operating expenses	361,480	1,138,680	914,963	2,683,013

Net loss	$(347,287)	$(397,902)	$(859,146)	$(966,255)

Net loss per share
(Basic and fully diluted)	$(0.64)	$(0.06)	$(1.86)	$(0.17)

Weighted average number of common shares outstanding	546,872	6,591,796	461,098	5,610,265

The accompanying notes are an integral part of the condensed consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2013 and 2014 (Unaudited)

		(Restated, Note 1)
	2013	2014
Cash Flows From Operating Activities:
Net loss	$(859,146)	$(966,255)
Adjustments to reconcile net loss to Net cash used for operating activities:
Amortization of debt discount	563,253	-
Stock compensation	-	195,000
Depreciation and amortization	12,600	443,650
Changes in operating assets and liabilities:
Rents and other receivables	(7,090)	(85,661)
Tax and insurance reserves	-	(169,740)
Accounts payable, accrued expenses, accrued interest and security deposits	(76,242)	472,035
Related party advances	(263,877)	-
Net cash used for operating activities	(630,502)	(110,971)

Cash Flows From Investing Activities:
Additions to investments in real estate	(263,428)	(9,808,865)
Lease origination costs	-	(123,569)
Payments for escrow deposits and prepaids on residential homes	-	(1,590,763)
Reduction of escrow deposits and prepaids expenses	-	845,346
Net cash used for investing activities	(263,428)	(10,677,851)

Cash Flows From Financing Activities:
Proceeds from notes payable	500,000	7,570,000
Payment of convertible notes payable	(152,176)	-
Loan fees	-	(266,503)
Net proceeds from common stock issuance	10,646,457	8,372,270
Payments for deferred stock issuance costs	-	(437,357)
Net cash provided by financing activities	10,994,281	15,238,410

Net Increase In Cash	10,100,351	4,449,588
Cash at the Beginning of the Period	5,763	2,134,510

Cash at the End of the Period	$10,106,114	$6,584,098

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Debt discount for allocation of proceeds to warrants and beneficial conversion feature of debt	$291,920	$-
Conversion of debt to common shares	$902,176	$-
Deferred costs of common stock issuance	$50,000	$-

Supplemental Disclosure:

Cash paid for interest	$-	$34,778

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

Restatement of Consolidated Financial Statements

In connection with preparing the annual financial information for the year ending December 31, 2014, prior period errors were identified which affected the annual period ended December 31, 2013, and the quarterly period ending September 30, 2014. These errors occurred in the Company’s accounting for the acquisition of certain real property portfolios of single family homes included in investment in real estate and involve acquisition costs that were improperly capitalized, and the reallocation of acquisition values from building and improvements to lease origination costs. These errors require the Company to restate previously reported financial results contained in this report. The effects of these prior period errors in the consolidated financial statements for the period ended December 31, 2013 are disclosed in the Form 10K/A filing for that period. The changes to the condensed consolidated financial statements for the period ended September 30, 2014 are shown in the following table and include reclassification of expenses in order to enable the presentation to be consistent with the December 31, 2013 year end amended filing.

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	September 30, 2014
	As	As previously
	Restated	Reported	Adjustment
Consolidated Balance Sheet
Buildings and improvements	$22,008,235	$22,693,455	$(685,220)
Accumulated depreciation	$(430,552)	$(432,802)	$2,250
Investment in real estate, net	$21,577,683	$22,260,653	$(682,970)
Lease origination costs, net	$124,886	$-	$124,886
Total Assets	$30,174,200	$30,732,284	$(558,084)
Accumulated deficit	$(2,980,310)	$(2,422,226)	$(558,084)
Total Stockholders' Equity	$21,628,001	$22,186,085	$(558,084)
Total Liabilities and Stockholders' Equity	$30,174,200	$30,732,284	$(558,084)

	Three months ended September 30, 2014
	As	As previously
	Restated	Reported	Adjustment
Consolidated Statement of Operations
Rental expenses	$262,311	$317,444	$(55,133)
Legal and accounting	$49,809	$69,054	$(19,245)
Real estate acquisition costs	$256,764	$-	$256,764
Depreciation and amortization	$240,650	$166,928	$73,722
Total operating expenses	$1,138,680	$882,572	$256,108
Net loss	$(397,902)	$(141,794)	$(256,108)
Net loss per share	$(0.06)	$(0.02)	$(0.04)

	Nine months ended September 30, 2014
	As	As previously
	Restated	Reported	Adjustment
Consolidated Statement of Operations
Rental expenses	$682,700	$737,833	$(55,133)
General and administrative	$988,790	$1,005,648	$(16,858)
Legal and accounting	$219,661	$260,406	$(40,745)
Real estate acquisition costs	$295,122	$-	$295,122
Depreciation and amortization	$443,650	$369,928	$73,722
Total operating expenses	$2,683,013	$2,426,905	$256,108
Net loss	$(966,255)	$(710,147)	$(256,108)
Net loss per share	$(0.17)	$(0.13)	$(0.04)

	Nine months ended September 30, 2014
	As	As previously
	Restated	Reported	Adjustment
Consolidated Statement of Cash Flows
Net loss	$(966,255)	$(710,147)	$(256,108)
Depreciation and amortization	$443,650	$369,928	$73,722
Net cash used for operating activities	$(110,971)	$71,415	$(182,386)
Acquisitions of investments in real estate	$(9,808,865)	$(10,114,820)	$305,955
Lease origination costs	$(123,569)	$-	$(123,569)
Net cash used for investing activities	$(10,677,851)	$(10,860,237)	$182,386

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2013 Annual Report on Form 10-KA, filed April 17, 2015. The results of operations for the period ended September 30, 2014 are not necessarily indicative of the operating results for the full year.

On November 5, 2014, the Company effected a 1-for-20 reverse stock split of the issued common stock. Each stockholder’s percentage ownership and proportional voting power generally remained unchanged as a result of the reverse stock split. All applicable share data, per share amounts and related information in the condensed consolidated financial statements and notes thereto have been adjusted retroactively to give effect to the 1-for-20 reverse stock split. See Note 5.

Principles of Consolidation

The accompanying financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries, Reven Housing Georgia, LLC, Reven Housing Texas, LLC, Reven Housing Florida, LLC, and Reven Housing Tennessee, LLC. All significant inter-company transactions have been eliminated in consolidation.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09 Revenue from Contracts with Customers, or ASU No. 2014-09, which will supersede nearly all existing revenue recognition guidance under GAAP. ASU No. 2014-09 provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption and will become effective for the Company in the fourth quarter of 2017.

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

Income Taxes

The Company intends to elect to be taxed as a real estate investment trust (“REIT”), as defined in the Internal Revenue Code, upon meeting the necessary requirements. Management believes that the Company will be able to satisfy the requirements for qualification as a REIT. Accordingly, the Company is not expecting to be subject to federal income tax, provided that it qualifies as a REIT and distributions to the stockholders equal or exceed REIT taxable income.

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

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The following table represents the Company’s investment in the homes and allocates purchase price in accordance with ASC 805:

	Number		Residential	Total
	of Homes	Land	Homes	Investment

Total at December 31, 2013	159	$2,514,009	$9,685,361	$12,199,370

Purchases and improvements during 2014:
Houston, TX	18	319,500	1,236,765	1,556,265
Jacksonville, FL	47	479,700	2,745,578	3,225,278
Memphis, TN	69	777,700	4,229,978	5,007,678
Atlanta, GA improvements	-	-	19,644	19,644

Total at September 30, 2014	293	$4,090,909	$17,917,326	$22,008,235

NOTE 3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At December 31, 2013 and September 30, 2014, accounts payable and accrued expenses consisted of the following:

	2013	2014

Accounts payable	$89,666	$74,926
Accrued property taxes	196,141	197,606
Accrued legal, board fees and other expenses	61,372	422,987
Accrued interest	-	26,810

	$347,179	$722,329

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

Restatement of Consolidated Financial Statements

In connection with preparing the annual financial information for the year ending December 31, 2014, prior period errors were identified which affected the annual period ended December 31, 2013, and the quarterly period ending September 30, 2014. These errors occurred in the Company’s accounting for the acquisition of certain real property portfolios of single family homes included in investment in real estate and involve acquisition costs that were improperly capitalized, and the reallocation of acquisition values from building and improvements to lease origination costs. These errors require the Company to restate previously reported financial results contained in this report. The effects of these prior period errors in the consolidated financial statements for the period ended December 31, 2013 are disclosed in the Form 10K/A filing for that period. The changes to the condensed consolidated financial statements for the period ended September 30, 2014 are shown in the following table and include reclassification of expenses in order to enable the presentation to be consistent with the December 31, 2013 year end amended filing.

	September 30, 2014
	As	As previously
	Restated	Reported	Adjustment
Consolidated Balance Sheet
Buildings and improvements	$22,008,235	$22,693,455	$(685,220)
Accumulated depreciation	$(430,552)	$(432,802)	$2,250
Investment in real estate, net	$21,577,683	$22,260,653	$(682,970)
Lease origination costs, net	$124,886	$-	$124,886
Total Assets	$30,174,200	$30,732,284	$(558,084)
Accumulated deficit	$(2,980,310)	$(2,422,226)	$(558,084)
Total Stockholders' Equity	$21,628,001	$22,186,085	$(558,084)
Total Liabilities and Stockholders' Equity	$30,174,200	$30,732,284	$(558,084)

	Three months ended September 30, 2014
	As	As previously
	Restated	Reported	Adjustment
Consolidated Statement of Operations
Rental expenses	$262,311	$317,444	$(55,133)
Legal and accounting	$49,809	$69,054	$(19,245)
Real estate acquisition costs	$256,764	$-	$256,764
Depreciation and amortization	$240,650	$166,928	$73,722
Total operating expenses	$1,138,680	$882,572	$256,108
Net loss	$(397,902)	$(141,794)	$(256,108)
Net loss per share	$(0.06)	$(0.02)	$(0.04)

	Nine months ended September 30, 2014
	As	As previously
	Restated	Reported	Adjustment
Consolidated Statement of Operations
Rental expenses	$682,700	$737,833	$(55,133)
General and administrative	$988,790	$1,005,648	$(16,858)
Legal and accounting	$219,661	$260,406	$(40,745)
Real estate acquisition costs	$295,122	$-	$295,122
Depreciation and amortization	$443,650	$369,928	$73,722
Total operating expenses	$2,683,013	$2,426,905	$256,108
Net loss	$(966,255)	$(710,147)	$(256,108)
Net loss per share	$(0.17)	$(0.13)	$(0.04)

	Nine months ended September 30, 2014
	As	As previously
	Restated	Reported	Adjustment
Consolidated Statement of Cash Flows
Net loss	$(966,255)	$(710,147)	$(256,108)
Depreciation and amortization	$443,650	$369,928	$73,722
Net cash used for operating activities	$(110,971)	$71,415	$(182,386)
Acquisitions of investments in real estate	$(9,808,865)	$(10,114,820)	$305,955
Lease origination costs	$(123,569)	$-	$(123,569)
Net cash used for investing activities	$(10,677,851)	$(10,860,237)	$182,386

Overview

We are an internally-managed real estate investment company focused on the acquisition, leasing, and management of recently renovated and stabilized single-family properties in select markets in the United States. Our objective is to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation. We generate virtually all of our revenue by leasing our portfolio of single-family properties. As of September 30, 2014, we owned 293 single-family properties, of which 168 are in the Houston, Texas metropolitan area, 69 are in the Memphis, Tennessee metropolitan area, 47 are in the Jacksonville, Florida metropolitan area, and 9 are in the Atlanta, Georgia metropolitan area. The average investment in the 293 homes is approximately $75,100 per home. Of the 293 homes owned at September 30, 2014, 280 were occupied, or 96%. The per home average rent for the portfolio is approximately $959 per month.

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

The proceeds of this private placement have allowed the Company to purchase 168 homes in Houston, Texas, and provided the funds necessary to support the Company’s acquisition and operating expenses. On October 31, 2013, 150 of the Houston homes were purchased at a total cost of $11,592,532 excluding closing expenses. On January 31, 2014, the Company closed on the remaining 18 single family homes at a total cost of $1,556,265, excluding acquisition and closing costs.

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

The Company utilized the proceeds of this follow-on private placement to purchase additional homes. During the quarter ended September 30, 2014, the Company completed the acquisition of 47 residential homes located in the Jacksonville, Florida metropolitan area. The purchase price for the 47 homes was approximately $3,225,000. Also during the quarter ended September 30, 2014, the Company completed the acquisition of 69 residential homes located in the Memphis, Tennessee metropolitan area. The purchase price for the 69 homes was approximately $5,008,000.

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

For the quarter ended September 30, 2014, the Company had total rental income of $740,778 and rental expenses of $262,311, resulting in net operating income from rentals of $478,467. General and administrative expenses including personnel, occupancy, travel, board of director fees, and public filing fees totaled $278,543. Legal and accounting totaled $49,809. Real estate acquisition costs totaled $256,764. Interest expense on the note payable was $50,603. Depreciation and amortization on our home investments totaled $240,650. This resulted in a net loss of $397,902.

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

The increase in net rental operating income for the quarter ended September 30, 2014 compared to the quarter ended in 2013 is due to the increase of rental homes owned from 9 to 293. General and administrative expenses increased due to an increase in personnel and activities due to our increase in operations. Real estate acquisition costs were incurred due to the Company’s acquisition activity. The amortization of discount on the convertible notes was completed in the quarter ended September 30, 2013 when the notes were paid off or converted. Thus this expense was not incurred in the quarter ended September 30, 2014. Depreciation increased due to the increase in rental homes owned.

For the nine months ended September 30, 2014, the Company had total rental income of $1,716,758 and rental expenses of $682,700, resulting in net operating income from rentals of $1,034,058. General and administrative expenses including personnel, occupancy, travel, board of director fees, and public filing fees totaled $988,790. Legal and accounting totaled $219,661. Real estate acquisition costs totaled $295,122. Interest expense on the note payable was $53,090. Depreciation and amortization on our home investments totaled $443,650. This resulted in a net loss of $966,255.

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

The increase in net rental operating income for the nine months ended September 30, 2014 compared to the nine months ended in 2013 is due to the increase of rental homes during the period ended September 30, 2014. General and administrative expenses increased due to an increase in personnel and activities due to our increase in operations. Real estate acquisition costs were incurred due to the Company’s acquisition activity. The amortization of discount on the convertible notes was completed in the quarter ended September 30, 2013 when the notes were paid off or converted. Thus this expense was not incurred during the period ended September 30, 2014. Depreciation increased due to the increase in rental homes owned.

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

For the nine months ended September 30, 2014, the Company used $110,971 of cash for its operating activities. This resulted from adding back stock compensation of $195,000, depreciation and amortization of $443,650, and adding the net change in operating assets and liabilities of $216,634 to the net loss of $966,255. The Company used $630,502 in operations during the nine months ended September 30, 2013.

During the nine months ended September 30, 2014, the Company invested $9,808,865 in acquiring homes and additions to new homes, $123,569 in lease origination costs, and had a net increase in escrow deposits and prepaid expenses in the amount of $745,417 resulting in $10,677,851 of cash used for investing activities. For the nine months ended September 30, 2013, the Company used $263,428 of cash in investing activities to acquire homes.

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

In connection with the preparation of this Amendment No. 1, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, re-evaluated during the first quarter of 2015 the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2014. In conducting their re-evaluation, our management considered the material weaknesses in our internal control over financial reporting and the status of their remediation as described in our Annual Report on Form 10-K/A filed with the SEC on April 17, 2015, and as set forth below:

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

A “material weakness” is a significant deficiency, or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements presented will not be prevented or detected. A “significant deficiency” is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements presented that is more than inconsequential will not be prevented or detected.

Based on their current re-evaluation, our chief executive officer and chief financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2014.

Following our determination of the above-mentioned errors in accounting, we performed additional analyses and other procedures, including among other things, engaging outside professionals to further evaluate our accounting policies to verify that they were correctly applied based on our specific operating business, additional transaction reviews, control activities and account reconciliations in order to provide assurance that our condensed consolidated financial statements included in this Amendment No. 1 were prepared in accordance with GAAP. Notwithstanding the fact that our internal control over financial reporting was not effective as of September 30, 2014, we believe that the consolidated financial statements included in this Amendment No. 1 present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

(b)  Changes in internal control over financial reporting.

There were no changes to our internal control over financial reporting (as defined in Rules 15a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: April 24, 2015	REVEN HOUSING REIT, INC.

/s/ Chad M. Carpenter
Chad M. Carpenter,
Chief Executive Officer
(Principal Executive Officer)

Dated: April 24, 2015	REVEN HOUSING REIT, INC.

/s/ THAD L. MEYEr
Thad L. Meyer,
Chief Financial Officer
(Principal Financial Officer)

