Form 10-Q
period 2015-03-31
Reven Housing REIT, Inc.
filed 2015-05-14
CIK 1487782

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2015

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

Yes ☐ No ☒

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

The number of outstanding shares of the registrant's common stock, as of April 30, 2015: 7,016,796

REVEN HOUSING REIT, INC.

FORM 10-Q

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2015 and December 31, 2014

	2015	2014
	(Unaudited)	(Audited)
ASSETS

Investments in real estate:
Land	$6,153,527	$5,422,647
Buildings and improvements	28,078,231	23,961,608
	34,231,758	29,384,255
Accumulated depreciation	(823,351)	(592,114)
Investments in real estate, net	33,408,407	28,792,141

Cash	1,922,359	3,343,236
Rents and other receivables	194,042	157,230
Property tax and insurance reserves	-	260,123
Escrow deposits and prepaid expenses	224,596	221,264
Lease origination costs, net	186,940	168,145
Deferred loan fees, net	452,590	333,544
Deferred stock issuance costs	462,465	535,450

Total Assets	$36,851,399	$33,811,133

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities	$786,433	$718,162
Security deposits	373,429	306,004
Notes payable	15,049,125	11,522,140

Total Liabilities	16,208,987	12,546,306

Commitments and contingencies (Note 10)

Stockholders' Equity
Preferred stock, $.001 par value; 25,000,000 shares authorized;
No shares issued or outstanding	-	-
Common stock, $.001 par value;
100,000,000 shares authorized; 7,016,796 shares issued and outstanding	7,017	7,017
Additional paid-in capital	24,601,295	24,601,295
Accumulated deficit	(3,965,900)	(3,343,485)
Total Stockholders' Equity	20,642,412	21,264,827

Total Liabilities and Stockholders' Equity	$36,851,399	$33,811,133

The accompanying notes are an integral part of the consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2015 and 2014 (Unaudited)

	2015	2014

Rental income	$1,114,787	$480,595

Expenses:
Property operating and maintenance	283,576	123,754
Real estate taxes	162,501	60,381
Acquisition costs	246,085	30,357
Depreciation and amortization expense	266,888	99,500
General and administration	482,283	423,992
Legal and accounting	155,320	108,777
Interest expense	140,549	-

Total expenses	1,737,202	846,761

Net loss	$(622,415)	$(366,166)

Net loss per share
(Basic and fully diluted)	$(0.09)	$(0.08)

Weighted average number of
common shares outstanding	7,016,796	4,393,044

The accompanying notes are an integral part of the consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2015 and 2014 (Unaudited)

	2015	2014
Cash Flows From Operating Activities:
Net loss	$(622,415)	$(366,166)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	266,888	99,500
Stock compensation	-	195,000
Amortization of loan fees	18,126	-
Changes in operating assets and liabilities:
Rents and other receivables	(36,812)	(8,916)
Property tax and insurance reserves	260,123	-
Escrow deposits and prepaid expenses	(3,332)	73,720
Accounts payable and accrued liabilities	141,256	(61,664)
Security deposits	67,425	20,535
Net cash provided by (used in) operating activities	91,259	(47,991)

Cash Flows From Investing Activities:
Acquisitions and additions of investments in real estate	(4,847,503)	(1,584,343)
Lease origination costs	(54,447)	-
Net cash used in investing activities	(4,901,950)	(1,584,343)

Cash Flows From Financing Activities:
Proceeds from notes payable	3,526,985	-
Payment of loan fees	(137,171)	-
Payments of stock issuance costs	-	(135,480)
Net cash provided by (used in) financing activities	3,389,814	(135,480)

Net Decrease In Cash	(1,420,877)	(1,767,814)
Cash at the Beginning of the Period	3,343,236	2,134,510

Cash at the End of the Period	$1,922,359	$366,696

Supplemental Disclosure:

Cash paid for interest	$122,423	$-

The accompanying notes are an integral part of the consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 and 2014

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

As of March 31, 2015, the Company owned 468 single family homes in the Houston, Jacksonville, Memphis and Atlanta metropolitan areas.

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”), as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standard Codification (“ASC”), and Article 8 of Regulation S-X of the Securities Exchange Commission (“SEC”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2014 Annual Report on Form 10-K filed with the SEC on March 31, 2015. The results of operations for the period ended March 31, 2015 are not necessarily indicative of the operating results for the full year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Reven Housing Georgia, LLC, Reven Housing Texas, LLC, Reven Housing Florida, LLC, Reven Housing Florida 2, LLC, and Reven Housing Tennessee, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Financial Instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying condensed consolidated balance sheets, approximates fair value due to their short term nature. The Company’s short term financial instruments consist of cash, rents and other receivables, property tax and insurance reserves, escrow deposits, accounts payable and accrued liabilities, and security deposits.

The carrying value of the Company’s notes payable, as reported in the accompanying condensed consolidated balance sheets, approximates fair value due to their floating market interest rate and due to the fact that their security and payment terms are similar to other debt instruments currently being issued.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 and 2014

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company assesses the impairment of investments in real estate, whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company has not recognized any impairment losses for the periods ended March 31, 2015 and 2014.

Cash

The Company maintains its cash, cash equivalents and escrow deposits at financial institutions. The combined account balances at one or more institutions typically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes that the risk is not significant, as the Company does not anticipate the financial institutions’ non-performance. As of March 31, 2015 and December 31, 2014, the Company did not have any cash equivalents.

Rents and Other Receivables

Rents and other receivables represent the amount of rent receivables, security deposits and net rental funds which are held by the property managers on behalf of the Company, net of any allowance for amounts deemed uncollectible. The Company has not recognized any allowance for doubtful accounts as of March 31, 2015 and December 31, 2014.

Property Tax and Insurance Reserves

Property tax and insurance reserves represent amounts held in accordance with the terms of the Company’s notes payable for property taxes and insurance. During the first quarter of 2015, the lender waived this requirement and the amounts previously held in escrow have been released to the Company.

Escrow Deposits and Prepaid Expenses

Escrow deposits include refundable and non-refundable cash and earnest money on deposit with third parties for property purchases.

Deferred Loan Fees

Costs incurred in the placement of the Company’s debt are deferred and amortized using the effective interest method over the term of the loans as a component of interest expense on the consolidated statements of operations. Deferred loan closing costs and fees totaled $499,768 and accumulated amortization totaled $47,178 as of March 31, 2015. Amortization expense for these loan fees was $18,126 for the three months ended March 31, 2015. No loan fees or related amortization were incurred during the three months ended March 31, 2014.

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

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 and 2014

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Security Deposits

Security deposits represent amounts deposited by tenants at the inception of the lease.

Revenue Recognition

The Company’s single family homes are leased under short term rental agreements with individual tenants of generally one year and revenue is recognized over the lease term on a straight-line basis.

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

The tax benefit of uncertain tax positions is recognized only if it is “more likely than not” that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority, having full knowledge of all the relevant information. As of March 31, 2015 and December 31, 2014, the Company had no unrecognized tax benefits.

Incentive Compensation Plan

During 2012, the Company established the 2012 Incentive Compensation Plan, which was subsequently amended and restated in December 2013 (“2012 Plan”). The 2012 Plan allows for the grant of options and other awards representing up to 1,650,000 shares of the Company’s common stock. Such awards may be granted to officers, directors, employees, consultants and other persons who provide services to the Company or any related entity. Under the 2012 Plan, options may be granted at an exercise price greater than or equal to the market value at the date of the grant, and for owners of 10% or more of the voting shares, at an exercise price of not less than 110% of the market value. Awards are exercisable over a period of time as determined by a committee designated by the Board of Directors, but in no event longer than ten years.

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

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 and 2014

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss Per Share

Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share. For the three months ended March 31, 2015, and 2014, potentially dilutive securities excluded from the calculations were 263,588 shares issuable upon exercise of outstanding warrants granted in conjunction with the convertible notes.

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

In January 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-01, Income Statement-Extraordinary and Unusual Items (Subtopic 225-20). ASU 2015-01 addresses the elimination from U.S. GAAP the concept of extraordinary items. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. This amended guidance will prohibit separate disclosure of extraordinary items in the income statement. This amendment is effective for years, and interim periods within those years, beginning after December 15, 2015. Entities may apply the amendment prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the year of adoption. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. For public business entities, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Entities should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, entities are required to comply with the applicable disclosures for a change in an accounting principle. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before the condensed consolidated financial statements are available to be issued. The Company recognizes in the condensed consolidated financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the balance sheet date, including the estimates inherent in the process of preparing the condensed consolidated financial statements. The Company’s financial statements do not recognize subsequent events that provide evidence about conditions that did not exist at the balance sheet date but arose after such date and before the condensed consolidated financial statements are available to be issued. The Company has evaluated subsequent events up until the date of the issuance of these financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 and 2014

NOTE 3. INVESTMENTS IN REAL ESTATE

The Company’s investments in real estate consists of single family homes purchased by the Company. The homes are generally leased to individual tenants under operating leases of one year or less.

The following table summarizes the Company’s investments in real estate:

				Total
	Number		Buildings and	Investments
	of Homes	Land	Improvements	in Real Estate

Total at December 31, 2014	395	$5,422,647	$23,961,608	$29,384,255

Purchases and improvements during 2015:
Jacksonville, FL	73	730,880	4,116,623	4,847,503

Total at March 31, 2015	468	$6,153,527	$28,078,231	$34,231,758

NOTE 4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At March 31, 2015 and December 31, 2014, accounts payable and accrued liabilities consisted of the following:

	2015	2014

Accounts payable	$305,320	$12,673
Property taxes payable	173,238	292,290
Accrued legal, board fees and other expenses	267,065	372,389
Interest payable	40,810	40,810
	$786,433	$718,162

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 and 2014

NOTE 5. NOTES PAYABLE

On June 12, 2014, Reven Housing Texas, LLC, a wholly owned subsidiary of the Company, received loan proceeds and issued a promissory note in the principal amount of up to $7,570,000 to Silvergate Bank, secured by deeds of trust encumbering the Company’s homes located in Texas. The entire balance of principal and accrued interest is due and payable on July 5, 2019. The note provides for monthly interest only payments at a rate of 1.00% over the prime rate (interest rate is 4.25% per annum at March 31, 2015) until July 5, 2016. Thereafter, monthly payments of interest and principal, based on a 25 year amortization rate will be made until maturity. The note has a prepayment penalty of 3% calculated on principal amounts prepaid prior to July 5, 2016. There is no prepayment penalty on amounts paid after that date.

On November 17, 2014, Reven Housing Tennessee, LLC, a wholly owned subsidiary of the Company, received loan proceeds and issued a promissory note in the principal amount of $3,952,140 to Silvergate Bank, secured by deeds of trust encumbering primarily all of the Company’s homes located in Tennessee. The entire balance of principal and accrued interest is due and payable on December 5, 2019. The note provides for monthly interest only payments at a rate of 1.00% over the prime rate (interest rate is 4.25% per annum at March 31, 2015) until December 5, 2016. Thereafter, monthly payments of interest and principal, based on a 25 year amortization rate will be made until maturity. The note has a prepayment penalty of 3% calculated on principal amounts prepaid prior to December 5, 2016. There is no prepayment penalty on amounts paid after that date.

On March 13, 2015, Reven Housing Florida, LLC, a wholly owned subsidiary of the Company, received loan proceeds and issued a promissory note in the principal amount of $3,526,985 to Silvergate Bank, secured by deeds of trust encumbering a majority of the Company’s homes located in Florida. The entire balance of principal and accrued interest is due and payable on April 5, 2020. The note provides for monthly interest only payments at a rate of 1.00% over the prime rate (interest rate is 4.25% per annum at March 31, 2015) until April 5, 2017. Thereafter, monthly payments of interest and principal, based on a 25 year amortization rate will be made until maturity. The note has a prepayment penalty of 3% calculated on principal amounts prepaid prior to April 5, 2017. There is no prepayment penalty on amounts paid after that date.

The terms of the notes also provide for lender reserve accounts for taxes and insurance reserves. As of December 31, 2014, a total of $260,123 was held in these lender escrow accounts. During the first quarter of 2015, the lender waived this requirement and the amounts previously held in escrow have been released to the Company.

During the three months ended March 31, 2015, the Company incurred $140,549 of interest expense related to the notes payable, which includes $18,126 of amortization of deferred loan fees.

NOTE 6. STOCKHOLDERS’ EQUITY

On November 5, 2014, the Company effected a 1-for-20 reverse stock split of issued common stock. In conjunction with the reverse stock split, the Board of Directors approved a change in the number of authorized common shares from 600,000,000 to 100,000,000, which change was made immediately after the effectiveness of the reverse stock split. Additionally, the par value of the shares was modified from $.02 to $.001 per share so that the par value per share of the common stock before the reverse stock split and after the reverse stock split remained at $.001 per share. References in these condensed consolidated financial statements and notes have been adjusted to retroactively account for the effects of the reverse split.

The Company currently has warrants outstanding allowing its holders to purchase up to 263,588 shares of the Company’s common stock at an exercise price of $4.00 per share.  The warrants will expire on September 27, 2018, if not exercised prior to that date. No warrants were exercised in the periods ended March 31, 2015 and 2014.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 and 2014

NOTE 7. STOCK COMPENSATION

On April 4, 2014, the Board of Directors authorized the issuance of, and the Company issued, an aggregate of 48,750 shares of the Company’s common stock under the 2012 Plan to the members of the Board of Directors as compensation for their past services. These shares were issued to compensate the members for past services and valued at $4.00 per share, based on the grant date fair value, for a total expense of $195,000 which has been included in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2014. Due to the Company’s low trading volume, the grant date fair value was determined based on similar issuances of stock in the Company’s private placements.

On October 16, 2014, the Board of Directors authorized the issuance of, and the Company issued, an aggregate of 425,000 shares of the Company’s common stock under the 2012 Plan to certain officers and consultants of the Company. The shares issued are subject to restrictions and future vesting conditions based on the Company reaching certain future milestones. None of the shares were vested as of the issuance date. Compensation expense will be recognized in the applicable future periods should the applicable milestones be achieved in accordance with the vesting schedule. At the time of filing, there is no assurance that these milestones will in fact be achieved and that the shares will in fact vest in the future.

NOTE 8. INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and expected carry-forwards are available to reduce taxable income. The Company records a valuation allowance when, in the opinion of management, it is more likely than not, that the Company will not realize some or all deferred tax assets. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance equal to the deferred tax asset at March 31, 2015 and December 31, 2014. At December 31, 2014, the Company had federal and state net operating loss carry-forwards of approximately $1,380,000. The federal and state tax loss carry-forwards will begin to expire in 2032, unless previously utilized.

Pursuant to Internal Revenue Code Section 382, use of the Company’s net operating loss carry-forwards may be limited if a cumulative change in ownership of more than 50% occurs within a three year period. Management believes that such an ownership change had occurred but has not performed a study of the limitations on the net operating losses.

The Company plans to elect REIT status effective for the year ending December 31, 2015, when it meets all requirements allowing it to do so. At that time, the Company would generally not be subject to income taxes assuming it complied with the specific distribution rules applicable to REITs. The Company has also incurred current period and prior year net operating losses; thus, it does not expect to incur current income tax expenses. Additionally, due to the Company’s expectations of electing REIT status commencing in 2015, it does not expect to realize any future tax benefits from the current years, or prior years’ operating losses.

NOTE 9. RELATED PARTY TRANSACTIONS

The Company sub-leases office space on a month-to-month basis from Reven Capital, LLC which is wholly-owned by Chad M. Carpenter, a shareholder of the Company and the Company’s Chief Executive Officer. Rental payments totaled $9,000 and $7,500 for the three months ended March 31, 2015 and 2014, respectively.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 and 2014

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal and Regulatory

The Company is subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of the Company’s business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s condensed consolidated financial statements and, therefore, no accrual has been recorded as of the three months ended March 31, 2015 and 2014.

Security Deposits

As of March 31, 2015 and December 31, 2014, the Company had $373,429 and $306,004, respectively, in resident security deposits. Security deposits are refundable, net of any outstanding charges and fees, upon expiration of the underlying lease.

Escrow Deposits and Prepaid Expenses

Escrow deposits and prepaid expenses include earnest deposits for the purchase of properties. As of March 31, 2015, the Company had entered into agreements to purchase residential properties for an aggregate amount of approximately $19,100,000 and had corresponding refundable earnest deposits for these purchases of $104,408. At December 31, 2014, the Company had entered into agreements to purchase residential properties for an aggregate amount of $8,700,000 and had corresponding refundable earnest deposits for these purchases of $87,000. However, the Company may not consummate the real estate purchase because properties may fall out of escrow through the closing process for various reasons and these purchases are contingent on the Company’s ability to acquire the debt or equity financing required to fund the acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise provided in this Quarterly Report, references to the “Company,” “we,” “us,” and “our” refer to Reven Housing REIT, Inc., a Maryland corporation, and its wholly-owned subsidiaries.

Forward Looking Statements

The information contained in this report contains forward-looking statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events and similar expressions. Forward-looking statements may be identified by use of words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” or “potential” or similar words or phrases which are predictions of or indicate future events or trends. Statements such as those concerning potential acquisition activity, investment objectives, strategies, opportunities, other plans and objectives for future operations or economic performance are based on our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties, including, but not limited to, our ability to successfully (i) acquire real estate investment properties in the future, (ii) to execute future agreements or understandings concerning our acquisition of real estate investment properties, (iii) be able to raise the capital required to acquire any such properties and (iv) those other risks more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report and in the “Risk Factors” section of our Registration Statement on Form S-11 filed with the SEC on May 27, 2014 and subsequently amended on September 4, 2014. Any of these statements could prove to be inaccurate and actual events or investments and results of operations could differ materially from those expressed or implied. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to invest in a diversified portfolio of quality real estate investments, may be significantly and negatively impacted. You are cautioned not to place undue reliance on any forward-looking statements and we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Overview

We are an internally-managed real estate investment company focused on the acquisition, leasing, and management of recently renovated and stabilized single-family properties in select markets in the United States. Our objective is to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation. We generate virtually all of our revenue by leasing our portfolio of single-family properties. As of March 31, 2015, we owned 468 single-family properties, of which 196 are in the Jacksonville, Florida metropolitan area, 168 are in the Houston, Texas metropolitan area, 95 are in the Memphis, Tennessee metropolitan area, and nine are in the Atlanta, Georgia metropolitan area. The average investment in the 468 homes is approximately $73,100 per home. Of the 468 homes owned at March 31, 2015, 447 were occupied, or 96%. The per-home average rent for the portfolio is approximately $950 per month.

During the quarter ended March 31, 2015, we completed the acquisition of 73 residential homes located in the Jacksonville, Florida metropolitan area. The purchase price for the 73 homes was approximately $4,848,000.

In order to supplement our financial resources, we received $3,526,985 of loan proceeds from Silvergate Bank on March 13, 2015. The loan is secured by deeds of trust encumbering a majority of our homes located in Florida. The entire balance of principal and accrued interest is due and payable on April 5, 2020. The note provides for monthly payments of interest only at a rate of 1.00% over the prime rate (interest rate is 4.25% at March 31, 2015) until April 5, 2017. Thereafter, monthly payments of interest and principal, assuming a 25 year amortization rate will be made until maturity.

We plan to continue to acquire and manage single-family homes with a focus on long-term earnings growth and appreciation in asset value. Our ability to identify and acquire single-family properties that meet our investment criteria will be affected by home prices in our markets, the inventory of properties available through our acquisition channels, competition for our target assets, our capital available for investment, and the cost of that capital. We believe the housing market environment in our markets remains attractive for single-family property acquisitions and rentals. We also believe that pricing for housing in our markets remains attractive and demand for housing is growing. At the same time, we continue to face relatively steady competition for new properties and residents from local operators and institutional managers. Housing prices across all of our core markets have appreciated over the past year. Despite these gains, we believe housing in our markets continues to provide attractive acquisition opportunities and remains inexpensive relative to replacement cost and affordability metrics.

We anticipate continued strong rental demand for single-family homes in our markets. While new building activity has begun to increase, it remains below historical averages and we believe substantial under-investment in residential housing recently will tend to create upward pressure on home prices and rents as demand outpaces supply.

As of March 31, 2015, we have entered into agreements to purchase approximately 250 additional residential properties for an aggregate amount of approximately $19,100,000. However, we may not consummate the real estate purchases because properties may fall out of escrow through the closing process for various reasons and these purchases are contingent on our ability to acquire the debt or equity financing required to fund the acquisitions.

We intend to take all necessary steps to qualify, and elect to be taxed as, a real estate investment trust (“REIT”) under the Internal Revenue Code, effective for the year ending December 31, 2015. However, no assurance can be given that we will qualify or remain qualified as a REIT.

Results of Operations

For the quarter ended March 31, 2015, we had total rental income of $1,114,787 compared to total rental income of $480,595 for the quarter ended March 31, 2014. The increase in total rental income is due to the increase of rental homes owned from 177 as of March 31, 2014 to 468 as of March 31, 2015.

For the quarter ended March 31, 2015, we had property operating and maintenance expenses of $283,576 compared to property operating and maintenance expenses of $123,754 for the quarter ended March 31, 2014. Property operating and maintenance expenses consist of insurance, property management fees paid to third parties, repairs and maintenance costs, homeowner association fees, and other miscellaneous property costs. The increase in property operating and maintenance expenses from 2014 to 2015 reflects the corresponding increase in our inventory of single-family homes.

Real estate taxes for the quarter ended March 31, 2015 totaled $162,501 compared to $60,381 for the quarter ended March 31, 2014. Again the increase is due to our increase in single-family homes owned during the period.

Acquisition costs totaled $246,085 for the quarter ended March 31, 2015 as compared to $30,357 for the quarter ended March 31, 2014. Acquisition costs consist of closing costs, due diligence costs and reports, and legal fees relating to our acquisitions of single-family homes along with auditing and accounting costs related to our reporting requirements related to our real estate portfolio acquisitions. The increase in acquisition costs is the result of the increase in our acquisition activities for the quarter ended March 31, 2015 compared to the quarter ended March 31, 2014.

Depreciation and amortization of our investments in real estate increased to $266,888 for the quarter ended March 31, 2015 compared to $99,500 for the quarter ended March 31, 2014, reflecting the corresponding increase in our inventory of single family homes.

General and administrative expenses for the quarter ended March 31, 2015 totaled $482,283 compared to general and administrative expenses of $423,992 for the quarter ended March 31, 2014. General and administrative expenses consist of personnel costs, outside director fees, occupancy fees, public company filing fees, and other general expenses.

Legal and accounting expenses for the quarter ended March 31, 2015 totaled $155,320 compared to $108,777 for the quarter ended March 31, 2014. The increase in legal and accounting expenses is the result of the increase in our operating activities resulting from our corporate growth during the period.

Interest expense on our notes payable was $140,549 for the quarter ended March 31, 2015. Interest expense consisted of interest on our loans of $15,049,125 from Silvergate Bank. We had no corresponding debt during the quarter ended March 31, 2014, therefore there was no interest expense during the prior period.

Net loss for the quarter ended March 31, 2015 increased to $622,415 from a net loss of $366,166 for the quarter ended March 31, 2014. The weighted average number of shares outstanding for the quarter ended March 31, 2015 increased to 7,016,796 from 4,393,044 for the quarter ended March 31, 2014, resulting in a net loss per share of $0.09 for the quarter ended March 31, 2015 as compared to a net loss per share of $0.08 for the quarter ended March 31, 2014.

Liquidity and Capital Resources

Our liquidity position at March 31, 2015 included $1,922,359 of cash, $194,042 of rents and other receivables, and $224,596 of escrow deposits and prepaid expenses, for a total of $2,340,997. As of December 31, 2014, the cash balance was $3,343,236, rents and other receivables were $157,230, property tax and insurance reserves totaled $260,123 and escrow deposits and prepaid expenses totaled $221,264, for a total liquidity position of $3,981,853. The decrease in liquidity position was caused primarily by our acquisition activity during the quarter.

We believe our liquidity position and the expected cash flows from operations will be sufficient to fund the present level of our operations through December 31, 2015. However, our future acquisition activity will depend primarily on our ability to raise funds from the further issuance of shares of our common stock combined with new loan transactions secured by our current and future home inventories. In order to purchase additional single family homes, we intend to opportunistically utilize the capital markets to raise additional capital, including through the issuance of debt and equity securities, but there can be no assurance that we will be able to access adequate liquidity sources on favorable terms, or at all.

For the three months ended March 31, 2015, our operating activities provided $91,259 of cash. This resulted from adding back depreciation and amortization of $266,888, amortization of loan fees of $18,126, and adding the net change in operating assets and liabilities of $428,660 to the net loss of $622,415. We used $47,991 in operations during the three months ended March 31, 2014.

During the three months ended March 31, 2015, we invested $4,847,503 in acquiring homes and $54,447 in lease origination costs, resulting in $4,901,950 of cash used for investing activities. For the three months ended March 31, 2014, we used $1,584,343 of cash in investing activities to acquire homes.

On March 13, 2015, we received $3,526,985 of loan proceeds per the terms of a promissory note due on April 5, 2020 secured by deeds of trust encumbering a majority of our homes located in the state of Florida. The note provides for monthly payments of interest only at a rate of 1.00% over the prime rate (the interest rate at March 31, 2015 is 4.25%) until April, 5, 2017. Thereafter monthly payments of interest and principal will be made until maturity. Loan costs totaled $137,171, resulting in $3,389,814 of net cash provided by financing activities for the three months ended March 31, 2015. For the three months ended March 31, 2014, we used $135,480 of cash for payments of deferred stock issuance costs.

Off Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

As a “smaller reporting company” defined in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

Item 4.  Controls and Procedures.

Internal Controls Over Financial Reporting

During the three months ended March 31, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below.

As disclosed in our Annual report on Form 10-K filed with the SEC on March 31, 2015, in connection with the preparation of our consolidated financial statement for the fiscal year ended December 31, 2014, we became aware that we had been improperly accounting for our portfolio acquisitions of leased single family homes as asset acquisitions instead of business acquisitions. Therefore, we had been capitalizing, instead of expensing, real property acquisition costs. Additionally, we determined that we had been improperly allocating a portion of our purchase price relating to 2013 acquisitions on our balance sheet to building values instead of lease origination costs. Our management concluded that these errors in accounting constituted “material weaknesses” in our internal control over financial reporting.

Following our determination of the above-mentioned errors in accounting, during the three months ended March 31, 2015, we performed additional analyses and other procedures, including among other things, engaging outside professionals to further evaluate our accounting policies to verify that they were correctly applied based on our specific operating business, additional transaction reviews, control activities and account reconciliations in order to provide assurance that our consolidated financial statements included in this annual report were prepared in accordance with GAAP.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2015.  Based on this evaluation, and after giving effect to the changes in our internal controls over financial reporting discussed above, our Chief Executive Officer and our Chief Financial Officer have concluded such controls and procedures to be effective as of March 31, 2015 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 6.   Exhibits.

Exhibit No.	Description	Method of Filing

10.1	First Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Houston 100) dated January 26, 2015	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on January 29, 2015

10.2	Single Family Homes Real Estate Purchase and Sale Agreement (Jacksonville 62) dated January 30, 2015	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 4, 2015

10.3	Single Family Homes Real Estate Purchase and Sale Agreement (Jacksonville 140) dated February 27, 2015	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on March 4, 2015

10.4	Assignment and Assumption of Single Family Homes Real Estate Purchase and Sale Agreement dated March 13, 2015 by and between Reven Housing Florida, LLC and Reven Housing Florida 2, LLC	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2015

10.5	First Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Jacksonville 140) dated March 17, 2015	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2015

10.6	Promissory Note, dated as of March 10, 2015, by Reven Housing Florida, LLC for the benefit of Silvergate Bank, for the principal amount of $ 3,526,985.00	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015

10.7	Deeds of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of March 10, 2015, by Reven Housing Florida, LLC for the benefit of Silvergate Bank	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015

10.8	Unsecured Environmental Indemnity, dated March 10, 2015, by and between Reven Housing Florida, LLC and Silvergate Bank	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015

10.9	Subordination of Management Agreement, dated as of March 10, 2015, by and between Reven Housing Florida, LLC, Silvergate Bank and Suncoast Property Management, LLC, as property manager	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2015	REVEN HOUSING REIT, INC.

/s/ Chad M. Carpenter
Chad M. Carpenter,
Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2015	REVEN HOUSING REIT, INC.

/s/ THAD L. MEYEr
Thad L. Meyer,
Chief Financial Officer
(Principal Financial Officer)

