Form 10-Q
period 2015-06-30
Reven Housing REIT, Inc.
filed 2015-08-12
CIK 1487782

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2015

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

The number of outstanding shares of the registrant's common stock, as of July 31, 2015: 7,016,796

REVEN HOUSING REIT, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2015 and December 31, 2014

	2015	2014
	(Unaudited)	(Audited)
ASSETS

Investments in real estate:
Land	$6,208,327	$5,422,647
Buildings and improvements	28,391,874	23,961,608
	34,600,201	29,384,255
Accumulated depreciation	(1,081,424)	(592,114)
Investments in real estate, net	33,518,777	28,792,141

Cash	1,421,512	3,343,236
Rents and other receivables	205,296	157,230
Property tax and insurance reserves	-	260,123
Escrow deposits and prepaid expenses	204,528	221,264
Lease origination costs, net	186,004	168,145
Deferred loan fees, net	427,606	333,544
Deferred stock issuance costs	488,509	535,450

Total Assets	$36,452,232	$33,811,133

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities	$949,425	$718,162
Security deposits	370,960	306,004
Notes payable	15,049,125	11,522,140

Total Liabilities	16,369,510	12,546,306

Commitments and contingencies (Note 10)

Stockholders' Equity
Preferred stock, $.001 par value; 25,000,000 shares authorized; No shares issued or outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized; 7,016,796 shares issued and outstanding	7,017	7,017
Additional paid-in capital	24,601,295	24,601,295
Accumulated deficit	(4,525,590)	(3,343,485)
Total Stockholders' Equity	20,082,722	21,264,827

Total Liabilities and Stockholders' Equity	$36,452,232	$33,811,133

The accompanying notes are an integral part of the consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2015 and 2014 (Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Rental income	$1,267,986	$495,386	$2,382,773	$975,980

Expenses:
Property operating and maintenance	494,890	170,919	778,466	294,672
Real estate taxes	189,216	65,335	351,717	125,716
Acquisition costs	79,021	-	325,106	-
Depreciation and amortization expense	286,355	103,500	553,244	203,000
General and administration	478,126	285,411	960,409	726,260
Legal and accounting	112,042	69,075	267,361	191,352
Interest expense	188,026	3,332	328,575	3,332

Total expenses	1,827,676	697,572	3,564,878	1,544,332

Net loss	$(559,690)	$(202,186)	$(1,182,105)	$(568,352)

Net loss per share
(Basic and fully diluted)	$(0.08)	$(0.03)	$(0.17)	$(0.11)

Weighted average number of common shares outstanding	7,016,796	5,821,794	7,016,796	5,111,366

The accompanying notes are an integral part of the consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2015 and 2014 (Unaudited)

	2015	2014
Cash Flows From Operating Activities:
Net loss	$(1,182,105)	$(568,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	553,244	203,000
Stock compensation	-	195,000
Amortization of deferred loan fees	43,110	-
Changes in operating assets and liabilities:
Rents and other receivables	(48,066)	(23,140)
Property tax and insurance reserves	260,123	(354,405)
Escrow deposits and prepaid expenses	16,736	29,834
Accounts payable and accrued liabilities	278,204	119,254
Security deposits	64,956	19,729
Net cash used in operating activities	(13,798)	(379,080)

Cash Flows From Investing Activities:
Acquisitions of and additions to investments in real estate	(5,215,946)	(1,584,343)
Lease origination costs	(81,793)	-
Net cash used in investing activities	(5,297,739)	(1,584,343)

Cash Flows From Financing Activities:
Proceeds from notes payable	3,526,985	1,227,100
Payment of loan fees	(137,172)	(266,503)
Proceeds from common stock issuance	-	8,372,270
Payments of stock issuance costs	-	(290,344)
Net cash provided by financing activities	3,389,813	9,042,523

Net (Decrease) Increase In Cash	(1,921,724)	7,079,100
Cash at the Beginning of the Period	3,343,236	2,134,510

Cash at the End of the Period	$1,421,512	$9,213,610

Supplemental Disclosure:

Cash paid for interest	$272,965	$3,332

The accompanying notes are an integral part of the consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015 and 2014

NOTE 1. ORGANIZATION AND OPERATION

Reven Housing REIT, Inc. is a Maryland corporation (Reven Housing REIT, Inc., along with its subsidiaries, are also referred to herein collectively as the “Company”) which acquires portfolios of occupied and rented single family homes throughout the United States with the objective of receiving income from rental property activity and future profits from the sale of rental property at appreciated values. As of June 30, 2015, the Company owned 473 single family homes in the Houston, Jacksonville, Memphis and Atlanta metropolitan areas.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2014 Annual Report on Form 10-K filed with the SEC on March 31, 2015. In the opinion of management, the condensed financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results of such period. The results of operations for the period ended June 30, 2015 are not necessarily indicative of the operating results for the full year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Reven Housing REIT OP, L.P., Reven Housing GP, LLC, Reven Housing REIT TRS, LLC, Reven Housing Georgia, LLC, Reven Housing Texas, LLC, Reven Housing Florida, LLC, Reven Housing Florida 2, LLC, and Reven Housing Tennessee, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

June 30, 2015 and 2014

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments in Real Estate

The Company accounts for its investments in real estate as business combinations under the guidance of ASC Topic 805, Business Combinations (“ASC 805”) and these acquisitions are recorded at fair value. The purchase price is allocated to land, building and the existing leases based upon their fair values at the date of acquisition, with acquisition costs expensed as incurred. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes its own market knowledge and published market data. The estimated fair value of acquired in-place leases represents the expected costs the Company would have incurred to lease the property at the date of acquisition. Each portfolio of acquired property is recorded as a separate business combination.

Land, buildings and improvements are recorded at cost. Buildings and improvements are depreciated over estimated useful lives of approximately 27.5 years using the straight-line method. Lease origination costs are amortized over the average remaining term of the in-place leases which is generally less than one year. Maintenance and repair costs are charged to expenses as incurred.

The Company assesses the impairment of investments in real estate, whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company has not recognized any impairment losses for the periods ended June 30, 2015 and 2014.

Cash

The Company maintains its cash, cash equivalents and escrow deposits at financial institutions. The combined account balances at one or more institutions typically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes that the risk is not significant, as the Company does not anticipate the financial institutions’ non-performance. As of June 30, 2015 and December 31, 2014, the Company did not have any cash equivalents.

Rents and Other Receivables

Rents and other receivables represent the amount of rent receivables, security deposits and net rental funds which are held by the property managers on behalf of the Company, net of any allowance for amounts deemed uncollectible. The Company has not recognized any allowance for doubtful accounts as of June 30, 2015 and December 31, 2014.

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

Deferred Loan Fees

Costs incurred in the placement of the Company’s debt are deferred and amortized using the effective interest method over the term of the loans as a component of interest expense on the consolidated statements of operations. Deferred loan costs and fees totaled $499,768 and accumulated amortization totaled $72,162 as of June 30, 2015. Amortization expense for these loan fees was $24,984 and $43,110 for the three and six months ended June 30, 2015, respectively. No loan fees or related amortization were incurred during the three and six months ended June 30, 2014.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015 and 2014

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

Revenue Recognition

The Company’s single family homes are leased under short term rental agreements of generally one year with individual tenants and revenue is recognized over the lease term on a straight-line basis.

Income Taxes

The Company is currently being taxed as a “C” corporation, but intends to elect to be taxed as a real estate investment trust (“REIT”), as defined in the Internal Revenue Code, commencing with the taxable year ended December 31, 2015. Management believes that the Company will be able to satisfy the requirements for qualification as a REIT. Accordingly, the Company does not expect to be subject to federal income tax, provided that it qualifies as a REIT and distributions to the stockholders equal or exceed REIT taxable income.

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

The tax benefit of uncertain tax positions is recognized only if it is “more likely than not” that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority, having full knowledge of all the relevant information. As of June 30, 2015 and December 31, 2014, the Company had no unrecognized tax benefits.

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

June 30, 2015 and 2014

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss Per Share

Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share. For the three and six months ended June 30, 2015, and 2014, potentially dilutive securities excluded from the calculations were 263,588 shares issuable upon exercise of outstanding warrants granted in conjunction with the convertible notes.

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

New Accounting Pronouncements

The Company is currently evaluating all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

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

The following table summarizes the Company’s investments in real estate:

				Total
	Number		Buildings and	Investments
	of Homes	Land	Improvements	in Real Estate

Total at December 31, 2014	395	$5,422,647	$23,961,608	$29,384,255

Purchases and improvements during 2015:
Jacksonville, FL	78	785,680	4,408,460	5,194,140
Memphis, TN		-	16,630	16,630
Houston, TX		-	5,176	5,176

Total at June 30, 2015	473	$6,208,327	$28,391,874	$34,600,201

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015 and 2014

NOTE 3. INVESTMENTS IN REAL ESTATE (continued)

For the six months ended June 30, 2015, the Company included $305,100 of rental income, $137,300 of rental expenses, $31,200 of depreciation, and net income of $136,600 in its consolidated statements of operations related to the Company’s 2015.

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the six months ended June 30, 2015 and 2014 prepared to give effect if all of the Company’s acquisitions of properties in 2014 and 2015 occurred on January 1, 2014. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods.

	For the Six Months Ended June 30
	2015	2014

Rental revenue	$2,512,773	$2,416,908
Rental expenses	$1,195,183	$1,079,520
Depreciation and amortization	$606,244	$602,221
Net loss	$(886,499)	$(420,627)
Net loss per share, basic and fully diluted	$(0.13)	$(0.08)
Weighted average number of common shares outstanding, basic and fully diluted	7,016,796	5,111,366

The unaudited pro forma information for the six months ended June 30, 2015 and 2014 has been adjusted to exclude acquisition fees and expenses related to the acquisitions recorded in the appropriate periods and additionally to include the additional interest expense relating to the Company’s 2014 and 2015 borrowings.

NOTE 4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At June 30, 2015 and December 31, 2014, accounts payable and accrued liabilities consisted of the following:

	2015	2014

Accounts payable	$293,923	$12,673
Property taxes payable	365,939	292,290
Accrued legal, board fees and other expenses	236,253	372,389
Interest payable	53,310	40,810
	$949,425	$718,162

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015 and 2014

NOTE 5. NOTES PAYABLE

On June 12, 2014, Reven Housing Texas, LLC, a wholly owned subsidiary of the Company, received loan proceeds and issued a promissory note in the principal amount of up to $7,570,000 to Silvergate Bank, secured by deeds of trust encumbering the Company’s homes located in Texas. The entire balance of principal and accrued interest is due and payable on July 5, 2019. The note provides for monthly interest only payments at a rate of 1.00% over the prime rate (interest rate is 4.25% per annum at June 30, 2015) until July 5, 2016. Thereafter, monthly payments of interest (1.00% over the prime rate) and principal, based on a 25 year amortization rate will be made until maturity. The note has a prepayment penalty of 3% calculated on principal amounts prepaid prior to July 5, 2016. There is no prepayment penalty on amounts paid after such date.

On November 17, 2014, Reven Housing Tennessee, LLC, a wholly owned subsidiary of the Company, received loan proceeds and issued a promissory note in the principal amount of $3,952,140 to Silvergate Bank, secured by deeds of trust encumbering primarily all of the Company’s homes located in Tennessee. The entire balance of principal and accrued interest is due and payable on December 5, 2019. The note provides for monthly interest only payments at a rate of 1.00% over the prime rate (interest rate is 4.25% per annum at June 30, 2015) until December 5, 2016. Thereafter, monthly payments of interest (1.00% over the prime rate) and principal, based on a 25 year amortization rate will be made until maturity. The note has a prepayment penalty of 3% calculated on principal amounts prepaid prior to December 5, 2016. There is no prepayment penalty on amounts paid after such date.

On March 13, 2015, Reven Housing Florida, LLC, a wholly owned subsidiary of the Company, received loan proceeds and issued a promissory note in the principal amount of $3,526,985 to Silvergate Bank, secured by deeds of trust encumbering a majority of the Company’s homes located in Florida. The entire balance of principal and accrued interest is due and payable on April 5, 2020. The note provides for monthly interest only payments at a rate of 1.00% over the prime rate (interest rate is 4.25% per annum at June 30, 2015) until April 5, 2017. Thereafter, monthly payments of interest (1.00% over the prime rate) and principal, based on a 25 year amortization rate will be made until maturity. The note has a prepayment penalty of 3% calculated on principal amounts prepaid prior to April 5, 2017. There is no prepayment penalty on amounts paid after such date.

The terms of the notes also provide for lender reserve accounts for taxes and insurance reserves. As of December 31, 2014, a total of $260,123 was held in these lender escrow accounts. During the first quarter of 2015, the lender waived this requirement and the amounts previously held in escrow have been released to the Company.

During the three and six months ended June 30, 2015, the Company incurred $188,026 and $328,575, respectively, of interest expense related to the notes payable, which includes $24,984 and $43,110, respectively, of amortization of deferred loan fees. During the three and six months ended June 30, 2014, the Company incurred $3,332 of interest expense related to the notes payable.

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

The Company currently has warrants outstanding allowing its holders to purchase up to 263,588 shares of the Company’s common stock at an exercise price of $4.00 per share.  The warrants will expire on September 27, 2018, if not exercised prior to that date. No warrants were exercised in the six month periods ended June 30, 2015 and 2014.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015 and 2014

NOTE 7. STOCK COMPENSATION

On April 4, 2014, the Board of Directors authorized the issuance of, and the Company issued, an aggregate of 48,750 shares of the Company’s common stock under the 2012 Plan to the members of the Board of Directors as compensation for their past services. These shares were issued to compensate the members for past services and valued at $4.00 per share, based on the grant date fair value, for a total expense of $195,000 which has been included in the Company’s condensed consolidated statement of operations for the six months ended June 30, 2014. Due to the Company’s low trading volume, the grant date fair value was determined based on similar issuances of stock in the Company’s private placements.

On October 16, 2014, the Board of Directors authorized the issuance of, and the Company issued, an aggregate of 425,000 shares of the Company’s common stock under the 2012 Plan to certain officers and consultants of the Company. The shares issued are subject to restrictions and future vesting conditions based on the Company reaching certain future milestones. None of the shares were vested as of the issuance date. Compensation expense will be recognized in the applicable future periods should the applicable milestones be achieved in accordance with the vesting schedule. At the time of filing, there is no assurance that these milestones will in fact be achieved and that the shares will in fact vest in the future. No expense was recognized during the six months ended June 30, 2015.

NOTE 8. INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and expected carry-forwards are available to reduce taxable income. The Company records a valuation allowance when, in the opinion of management, it is more likely than not, that the Company will not realize some or all deferred tax assets. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance equal to the deferred tax asset at June 30, 2015 and December 31, 2014. At December 31, 2014, the Company had federal and state net operating loss carry-forwards of approximately $1,380,000. The federal and state tax loss carry-forwards will begin to expire in 2032, unless previously utilized.

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

NOTE 9. RELATED PARTY TRANSACTIONS

The Company sub-leases office space on a month-to-month basis from Reven Capital, LLC which is wholly-owned by Chad M. Carpenter, a shareholder of the Company and the Company’s Chief Executive Officer. Rental payments totaled $9,000 and $18,000 for the three and six months ended June 30, 2015, respectively. Rental payments totaled $9,000 and $16,500 for the three and six months ended June 30, 2014, respectively.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015 and 2014

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal and Regulatory

The Company is subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of the Company’s business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s condensed consolidated financial statements and, therefore, no accrual has been recorded as of the six months ended June 30, 2015 and 2014.

Security Deposits

As of June 30, 2015 and December 31, 2014, the Company had $370,960 and $306,004, respectively, in resident security deposits. Security deposits are refundable, net of any outstanding charges and fees, upon expiration of the underlying lease.

Escrow Deposits and Prepaid Expenses

Escrow deposits and prepaid expenses include earnest deposits for the purchase of properties. As of June 30, 2015, the Company had entered into agreements to purchase 240 residential properties for an aggregate amount of approximately $18,118,000 and had corresponding refundable earnest deposits for these purchases of $181,176. At December 31, 2014, the Company had entered into agreements to purchase residential properties for an aggregate amount of $8,700,000 and had corresponding refundable earnest deposits for these purchases of $87,000. However, the Company may not consummate the real estate purchase because properties may fall out of escrow through the closing process for various reasons and these purchases are contingent on the Company’s ability to acquire the debt or equity financing required to fund the acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise provided in this Quarterly Report, references to the “Company,” “we,” “us,” and “our” refer to Reven Housing REIT, Inc., a Maryland corporation, and its wholly-owned subsidiaries.

Forward Looking Statements

The information contained in this report contains forward-looking statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events and similar expressions. Forward-looking statements may be identified by use of words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” or “potential” or similar words or phrases which are predictions of or indicate future events or trends. Statements such as those concerning potential acquisition activity, investment objectives, strategies, opportunities, other plans and objectives for future operations or economic performance are based on our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties, including, but not limited to, our ability to successfully (i) acquire real estate investment properties in the future, (ii) to execute future agreements or understandings concerning our acquisition of real estate investment properties, (iii) be able to raise the capital required to acquire any such properties and (iv) those other risks more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report and in the “Risk Factors” section of our Registration Statement on Form S-11 filed with the SEC on May 27, 2014 and subsequently amended on September 4, 2014, June 12, 2015 and July 28, 2015. Any of these statements could prove to be inaccurate and actual events or investments and results of operations could differ materially from those expressed or implied. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to invest in a diversified portfolio of quality real estate investments, may be significantly and negatively impacted. You are cautioned not to place undue reliance on any forward-looking statements and we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Overview

We are an internally-managed real estate investment company focused on the acquisition, leasing, and management of recently renovated and stabilized single-family properties in select markets in the United States. Our objective is to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation. We generate virtually all of our revenue by leasing our portfolio of single-family properties. As of June 30, 2015, we owned 473 single-family properties, of which 201 are in the Jacksonville, Florida metropolitan area, 168 are in the Houston, Texas metropolitan area, 95 are in the Memphis, Tennessee metropolitan area, and nine are in the Atlanta, Georgia metropolitan area. The average investment in the 473 homes is approximately $73,150 per home. Of the 473 homes owned at June 30, 2015, 436 were occupied, or 92%. The per-home average rent for the portfolio is approximately $940 per month.

During the six months ended June 30, 2015, we completed the acquisition of 78 residential homes located in the Jacksonville, Florida metropolitan area. The purchase price for the 78 homes was approximately $5,194,000.

In order to supplement our financial resources, we received $3,526,985 of loan proceeds from Silvergate Bank on March 13, 2015. The loan is secured by deeds of trust encumbering a majority of our homes located in Florida. The entire balance of principal and accrued interest is due and payable on April 5, 2020. The note provides for monthly payments of interest only at a rate of 1.00% over the prime rate (interest rate is 4.25% at June 30, 2015) until April 5, 2017. Thereafter, monthly payments of interest (1.00% over the prime rate) and principal, assuming a 25 year amortization rate, will be made until maturity.

We plan to continue to acquire and manage single-family homes with a focus on long-term earnings growth and appreciation in asset value. Our ability to identify and acquire single-family properties that meet our investment criteria will be affected by home prices in our markets, the inventory of properties available through our acquisition channels, competition for our target assets, available capital for investment, and the cost of that capital. We believe the housing market environment in our markets remains attractive for single-family property acquisitions and rentals. We also believe that pricing for housing in our markets remains attractive and demand for housing is growing. At the same time, we continue to face relatively steady competition for new properties and residents from local operators and institutional managers. Housing prices across all of our core markets have appreciated over the past year. Despite these gains, we believe housing in our markets continues to provide attractive acquisition opportunities and remains inexpensive relative to replacement cost and affordability metrics.

We anticipate continued strong rental demand for single-family homes in our markets. While new building activity has begun to increase, it remains below historical averages and we believe substantial under-investment in residential housing recently will tend to create upward pressure on home prices and rents as demand outpaces supply.

As of June 30, 2015, we have entered into agreements to purchase approximately 240 additional residential properties for an aggregate amount of approximately $18,118,000. However, we may not consummate the real estate purchases because properties may fall out of escrow through the closing process for various reasons and these purchases are contingent on our ability to acquire the debt or equity financing required to fund the acquisitions.

We intend to take all necessary steps to qualify, and elect to be taxed as, a real estate investment trust (“REIT”) under the Internal Revenue Code, effective for the year ending December 31, 2015. However, no assurance can be given that we will qualify or remain qualified as a REIT.

Results of Operations

Our results of operations and financial condition will be affected by numerous factors, many of which are beyond our control. The key factors we expect to impact our results of operations and financial condition include our pace and costs of acquisitions, rental rates, the varying costs of external property management, occupancy levels, rates of resident turnover, turnover costs, changes in homeownership rates, insurance costs, real estate taxes, our expense ratios, and our capital structure.

Three Month Period ended June 30, 2015 compared to Three Month Period ended June 30, 2014

For the quarter ended June 30, 2015, we had total rental income of $1,267,986 compared to total rental income of $495,386 for the quarter ended June 30, 2014. The increase in total rental income is due to the increase of rental homes owned from 177 as of June 30, 2014 to 473 as of June 30, 2015. As of June 30, 2015, 436, or approximately 92%, of our 473 homes were occupied. During the quarter ended June 30, 2015, we had 66 home leases turnover, which represented approximately 14% of our end of the quarter portfolio. We experienced an average turnover cost per home in the approximate amount of $1,860 for the second quarter of 2015. As of June 30, 2014, 170, or approximately 96%, of our 177 homes were occupied. During the quarter ended June 30, 2014, we had 11 home leases turn over, which represented approximately 6% of our end of the quarter portfolio. We experienced an average turnover cost per home in the approximate amount of $530 for the second quarter of 2014. As of June 30, 2015, we had 53 delinquent tenants, or 12% of all tenants, for an aggregate amount of $25,670 in rents and other payments owed, compared to 16 delinquent tenants, or 9% of all tenants, for an aggregate amount of $11,814 at June 30, 2014. During the quarter ended June 30, 2015, we had collection losses of approximately 4%. We had no significant credit loss in the quarter ended June 30, 2014. Collection losses are reflected in our total net rental income.

For the quarter ended June 30, 2015, we had property operating and maintenance expenses of $494,890 compared to property operating and maintenance expenses of $170,919 for the quarter ended June 30, 2014. Property operating and maintenance expenses consist of insurance, property management fees paid to third parties, repairs and maintenance costs, homeowner association fees, and other miscellaneous property costs. The increase in property operating and maintenance expenses from 2014 to 2015 reflects the corresponding increase in our inventory of single-family homes.

Real estate taxes for the quarter ended June 30, 2015 totaled $189,216 compared to $65,335 for the quarter ended June 30, 2014. Again the increase is due to our increase in single-family homes owned during the period.

Acquisition costs totaled $79,021 for the quarter ended June 30, 2015. Acquisition costs consist of closing costs, due diligence costs and reports, and legal fees relating to our acquisitions of single-family homes along with auditing and accounting costs related to our reporting requirements related to our real estate portfolio acquisitions. Acquisition costs were not incurred during the quarter ended June 30, 2014.

Depreciation and amortization of our investments in real estate increased to $286,355 for the quarter ended June 30, 2015 compared to $103,500 for the quarter ended June 30, 2014, reflecting the corresponding increase in our inventory of single family homes.

General and administrative expenses for the quarter ended June 30, 2015 totaled $478,126 compared to general and administrative expenses of $285,411 for the quarter ended June 30, 2014. General and administrative expenses consist of personnel costs, outside director fees, occupancy fees, public company filing fees, and other general expenses. The increase is due to increases in director fees, personnel costs, and occupancy costs as a result of our increase in operations.

Legal and accounting expenses for the quarter ended June 30, 2015 totaled $112,042 compared to $69,075 for the quarter ended June 30, 2014. The increase in legal and accounting expenses is the result of the increase in our operating activities resulting from our corporate growth during the period.

Interest expense on our notes payable was $188,026 for the quarter ended June 30, 2015. Interest expense consisted of interest on our loans of $15,049,125 from Silvergate Bank. Interest expense was $3,332 for the quarter ended June 30, 2014, as our first borrowing occurred in June of 2014.

Net loss for the quarter ended June 30, 2015 was $559,690 compared to a net loss of $202,186 for the quarter ended June 30, 2014. The weighted average number of shares outstanding for the quarter ended June 30, 2015 increased to 7,016,796 from 5,821,794 for the quarter ended June 30, 2014, resulting in a net loss per share of $0.08 for the quarter ended June 30, 2015 as compared to a net loss per share of $0.03 for the quarter ended June 30, 2014.

Six Months ended June 30, 2015 compared to Six Months Ended June 30, 2014

For the six months ended June 30, 2015, we had total rental and other income of $2,382,773 compared to total rental and other income of $975,980 for the six months ended June 30, 2014. The increase in total rental income is due to the increase of rental homes owned from 177 as of June 30, 2014 to 473 as of June 30, 2015. During the six months ended June 30, 2015, we had 90 home leases turnover, which represented approximately 19% of our end of the period portfolio. We experienced an average turnover cost per home in the approximate amount of $1,600 for the six months ended June 30. 2015. During the six months ended June 30, 2014, we had 25 home leases turnover, which represented approximately 14% of our end of the period portfolio. We experienced an average turnover cost per home in the approximate amount of $530 for the six months ended June 30. 2014. During the six months ended June 30, 2015, we had collection losses of approximately 4%. We had no significant credit loss in the six months ended June 30, 2014. Collection losses are reflected in our total net rental income.

For the six months ended June 30, 2015, we had property operating and maintenance expenses of $778,466 compared to property operating and maintenance expenses of $294,672 for the six months ended June 30, 2014. Property operating and maintenance expenses consist of insurance, property management fees paid to third parties, repairs and maintenance costs, homeowner association fees, and other miscellaneous property costs. The increase in property operating and maintenance expenses from 2014 to 2015 reflects the corresponding increase in our inventory of single-family homes.

Real estate taxes for the six months ended June 30, 2015 totaled $351,717 compared to $125,716 for the six months ended June 30, 2014. Again the increase is due to our increase in single-family homes owned during the period.

Acquisition costs totaled $325,106 for the six months ended June 30, 2015. Acquisition costs consist of closing costs, due diligence costs and reports, and legal fees relating to our acquisitions of single-family homes along with auditing and accounting costs related to our reporting requirements related to our real estate portfolio acquisitions. No acquisitions expenses were incurred during in the six months ended June 30, 2014.

Depreciation and amortization of our investments in real estate increased to $553,244 for the six months ended June 30, 2015 compared to $203,000 for the six months ended June 30, 2014, reflecting the corresponding increase in our inventory of single family homes.

General and administrative expenses for the six months ended June 30, 2015 totaled $960,409 compared to general and administrative expenses of $726,260 for the six months ended June 30, 2014. General and administrative expenses consist of personnel costs, outside director fees, occupancy fees, public company filing fees, and other general expenses. The increase is due to increases in director fees, personnel costs, and occupancy costs as a result of our increase in operations.

Legal and accounting expenses for the six months ended June 30, 2015 totaled $267,361 compared to $191,352 for the six months ended June 30, 2014. The increase in legal and accounting expenses is the result of the increase in our operating activities resulting from our corporate growth during the period.

Interest expense on our notes payable was $328,575 for the six months ended June 30, 2015. Interest expense consisted of interest on our loans of $15,049,125 from Silvergate Bank. Interest expense was $3,332 for the six months ended June 30, 2014, as our first borrowing occurred in June of 2014.

Net loss for the six months ended June 30, 2015 was $1,182,105 as compared to a net loss of $568,352 for the six months ended June 30, 2014. The weighted average number of shares outstanding for the six months ended June 30, 2015 increased to 7,016,796 from 5,111,366 for the six months ended June 30, 2014, resulting in a net loss per share of $0.17 for the six months ended June 30, 2015 as compared to a net loss per share of $0.11 for the six months ended June 30, 2014.

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

Our liquidity position at June 30, 2015 included $1,421,512 of cash, $205,296 of rents and other receivables, and $204,528 of escrow deposits and prepaid expenses, for a total of $1,831,336. As of December 31, 2014, the cash balance was $3,343,236, rents and other receivables were $157,230, property tax and insurance reserves totaled $260,123 and escrow deposits and prepaid expenses totaled $221,264, for a total liquidity position of $3,981,853. The decrease in liquidity position was caused primarily by our acquisition activity during the six month period.

We believe our present working capital, and the expected cash flows from operations, along with our expected future borrowing and capital raising activities will be sufficient to fund the present level of our operations in 2015. In order to purchase additional single family homes, we intend to opportunistically utilize the capital markets to raise additional capital, including through the issuance of debt and equity securities, but there can be no assurance that we will be able to access adequate liquidity sources on favorable terms, or at all.

Silvergate Credit Facility

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

On March 13, 2015, we entered into a third loan transaction with Silvergate Bank where we issued a promissory note in the amount of $3,526,985. The note provides for monthly interest only payments at a rate of 1.00% over the prime rate until April 5, 2017 and, thereafter, monthly payments of interest and principal, based on a 25 year amortization rate, until maturity. The entire balance of principal and accrued interest under the note is due and payable on April 5, 2020. The notes are secured by first priority liens and related rents on 168 homes in the Houston, Texas area, 93 homes in the Memphis, Tennessee area and 125 homes in the Jacksonville, Florida area.

Operating Activities

For the six months ended June 30, 2015, our operating activities used $13,798 of cash. This resulted from adding back depreciation and amortization of $553,244, amortization of deferred loan fees of $43,110, and adding the net change in operating assets and liabilities of $571,953 to the net loss of $1,182,105.

We used $379,080 in operations during the six months ended June 30, 2014.

Investing Activities

During the six months ended June 30, 2015, we invested $5,215,946 in acquiring homes and $81,793 in lease origination costs, resulting in $5,297,739 of cash used for investing activities.

For the six months ended June 30, 2014, we used $1,584,343 of cash in investing activities to acquire homes.

Financing Activities

On March 13, 2015, we received $3,526,985 of loan proceeds per the terms of a promissory note due on April 5, 2020 secured by deeds of trust encumbering a majority of our homes located in the state of Florida. The note provides for monthly payments of interest only at a rate of 1.00% over the prime rate (the interest rate at June 30, 2015 is 4.25%) until April, 5, 2017. Thereafter monthly payments of interest and principal will be made until maturity. Loan costs totaled $137,172, resulting in $3,389,813 of net cash provided by financing activities for the six months ended June 30, 2015.

For the six months ended June 30, 2014, we received $8,372,270 of proceeds from the issuance of common stock, paid $290,344 of common stock issuance costs, received $1,227,100 of note proceeds, and paid $266,503 of loan fees resulting in $9,042,523 of net cash provided by financing activities.

Off Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

As a “smaller reporting company” defined in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

Item 4.  Controls and Procedures.

Internal Control Over Financial Reporting

During the three months ended June 30, 2015, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934(“Exchange Act”)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting,.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act as of June 30, 2015.  Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015

PART II - OTHER INFORMATION

Item 6.   Exhibits.

Exhibit No.	Description	Method of Filing

10.1	Second Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Jacksonville 140) dated May 14, 2015	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2015

10.2	Second Amendment to Single Family Homes Real Estate Purchase and Sale Agreement Houston 100) dated May 11, 2015	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2015

10.3	Contribution Agreement dated June 1, 2015 among Reven Housing REIT, Inc., Reven Housing GP, LLC and Reven Housing REIT OP, L.P.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2015

10.4	Agreement of Limited Partnership of Reven Housing REIT OP, LP dated June 1, 2015.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2015

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 2015	REVEN HOUSING REIT, INC.

/s/ Chad M. Carpenter
Chad M. Carpenter,
Chief Executive Officer
(Principal Executive Officer)

Dated: August 12, 2015	REVEN HOUSING REIT, INC.

/s/ THAD L. MEYEr
Thad L. Meyer,
Chief Financial Officer
(Principal Financial Officer)

