Form 10-Q
period 2015-09-30
Reven Housing REIT, Inc.
filed 2015-11-12
CIK 1487782

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2015

-OR-

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transaction period from _________ to ________

Commission File Number 000-54165

Reven Housing REIT, Inc.

(Exact name of Registrant in its charter)

Maryland	84-1306078
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7911 Herschel Avenue, Suite 201

La Jolla, CA 92037

(Address of principal executive offices)

Registrant's Telephone Number, Including Area Code:	(858) 459-4000

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

The number of outstanding shares of the registrant's common stock, as of October 31, 2015: 7,016,796

REVEN HOUSING REIT, INC.

FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 6. Exhibits	20

SIGNATURES	22

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2015 and December 31, 2014

	(Unaudited)
	2015	2014
ASSETS

Investments in real estate:
Land	$6,208,327	$5,422,647
Buildings and improvements	28,564,472	23,961,608
	34,772,799	29,384,255
Accumulated depreciation	(1,343,323)	(592,114)
Investments in real estate, net	33,429,476	28,792,141

Cash	1,301,453	3,343,236
Rents and other receivables	218,533	157,230
Property tax and insurance reserves	-	260,123
Prepaid expenses and deposits	53,801	124,781
Escrow deposits	181,177	96,483
Lease origination costs, net	186,046	168,145
Deferred loan fees, net	402,622	333,544
Deferred stock issuance costs	554,990	535,450

Total Assets	$36,328,098	$33,811,133

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities	$1,129,475	$718,162
Security deposits	382,329	306,004
Notes payable	15,049,125	11,522,140

Total Liabilities	16,560,929	12,546,306

Commitments and contingencies (Note 10)

Stockholders' Equity
Preferred stock, $.001 par value; 25,000,000 shares authorized;
No shares issued or outstanding	-	-
Common stock, $.001 par value;
100,000,000 shares authorized; 7,016,796 shares issued and outstanding	7,017	7,017
Additional paid-in capital	24,601,295	24,601,295
Accumulated deficit	(4,841,143)	(3,343,485)
Total Stockholders' Equity	19,767,169	21,264,827

Total Liabilities and Stockholders' Equity	$36,328,098	$33,811,133

The accompanying notes are an integral part of the consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2015 and 2014 (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Rental income	$1,219,419	$740,778	$3,602,192	$1,716,758

Expenses:
Property operating and maintenance	355,238	168,496	1,133,704	463,169
Real estate taxes	194,985	93,815	546,702	219,531
Acquisition costs	37,341	256,764	362,447	295,122
Depreciation and amortization expense	295,344	240,650	848,587	430,325
General and administration	419,022	278,543	1,379,431	988,790
Legal and accounting	44,609	49,809	311,970	219,661
Interest expense	188,434	50,603	517,009	66,415

Total expenses	1,534,973	1,138,680	5,099,850	2,683,013

Net loss	$(315,554)	$(397,902)	$(1,497,658)	$(966,255)

Net loss per share
(Basic and fully diluted)	$(0.04)	$(0.06)	$(0.21)	$(0.17)

Weighted average number of
common shares outstanding	7,016,796	6,591,796	7,016,796	5,610,265

The accompanying notes are an integral part of the consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)

	2015	2014
Cash Flows From Operating Activities:
Net loss	$(1,497,658)	$(966,255)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	848,587	430,325
Stock compensation	-	195,000
Amortization of deferred loan fees	68,094	13,325
Changes in operating assets and liabilities:
Rents and other receivables	(61,303)	(85,661)
Property tax and insurance reserves	260,123	(169,740)
Prepaid expenses and deposits	70,980	-
Accounts payable and accrued liabilities	411,313	375,150
Security deposits	76,325	96,885
Net cash provided by (used in) operating activities	176,461	(110,971)

Cash Flows From Investing Activities:
Additions to investments in real estate	(5,388,544)	(9,808,865)
Lease origination costs	(115,279)	(123,569)
Additions to escrow deposits	(84,694)	(745,417)
Net cash used in investing activities	(5,588,517)	(10,677,851)

Cash Flows From Financing Activities:
Proceeds from notes payable	3,526,985	7,570,000
Payment of loan fees	(137,172)	(266,503)
Proceeds from common stock issuance	-	8,372,270
Payments of stock issuance costs	(19,540)	(437,357)
Net cash provided by financing activities	3,370,273	15,238,410

Net (Decrease) Increase In Cash	(2,041,783)	4,449,588
Cash at the Beginning of the Period	3,343,236	2,134,510

Cash at the End of the Period	$1,301,453	$6,584,098

Supplemental Disclosure:

Cash paid for interest	$436,415	$34,778

The accompanying notes are an integral part of the consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015 and 2014 (Unaudited)

NOTE 1. ORGANIZATION AND OPERATION

Reven Housing REIT, Inc. is a Maryland corporation (Reven Housing REIT, Inc., along with its wholly-owned subsidiaries, are also referred to herein collectively as the “Company”) which acquires portfolios of occupied and rented single family homes throughout the United States with the objective of receiving income from rental property activity and future profits from the sale of rental property at appreciated values. As of September 30, 2015, the Company owned 473 single family homes in the Houston, Jacksonville, Memphis and Atlanta metropolitan areas.

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”), as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”), and Article 8 of Regulation S-X of the Securities Exchange Commission (“SEC”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2014 Annual Report on Form 10-K filed with the SEC on March 31, 2015. In the opinion of management, the condensed financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results of such period. The results of operations for the period ended September 30, 2015 are not necessarily indicative of the operating results for the full year.

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

September 30, 2015 and 2014 (Unaudited)

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments in Real Estate

The Company accounts for its investments in real estate as business combinations under the guidance of ASC Topic 805, Business Combinations (“ASC 805”) and these acquisitions are recorded at their estimated fair value. The purchase price is allocated to land, building and the existing leases based upon their fair values at the date of acquisition, with acquisition costs expensed as incurred. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes its own market knowledge and published market data. The estimated fair value of acquired in-place leases represents the expected costs the Company would have incurred to lease the property at the date of acquisition. Each portfolio of acquired property is recorded as a separate business combination.

Buildings and improvements are depreciated over estimated useful lives of approximately 10 to 27.5 years using the straight-line method. Lease origination costs are amortized over the average remaining term of the in-place leases which is generally less than one year. Maintenance and repair costs are charged to expenses as incurred.

The Company assesses the impairment of investments in real estate whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company has not recognized any impairment losses for the periods ended September 30, 2015 and 2014.

Cash

The Company maintains its cash, cash equivalents and escrow deposits at financial institutions. The combined account balances at one or more institutions typically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes that the risk is not significant, as the Company does not anticipate the financial institutions’ non-performance. As of September 30, 2015 and December 31, 2014, the Company did not have any cash equivalents.

Rents and Other Receivables

Rents and other receivables represent the amount of rent receivables, security deposits and net rental funds which are held by the property managers on behalf of the Company, net of any allowance for amounts deemed uncollectible. The Company has not recognized any allowance for doubtful accounts as of September 30, 2015 and December 31, 2014.

Property Tax and Insurance Reserves

Property tax and insurance reserves represent amounts held in accordance with the terms of the Company’s notes payable for property taxes and insurance. During the first quarter of 2015, the lender waived this requirement and the amounts previously held in escrow have been released to the Company.

Escrow Deposits and Prepaid Expenses

Escrow deposits include refundable and non-refundable cash and earnest money on deposit with third parties for future property purchases.

Deferred Loan Fees

Costs incurred in the placement of the Company’s debt are deferred and amortized using the effective interest method over the term of the loans as a component of interest expense on the consolidated statements of operations. Deferred loan costs and fees totaled $499,768 and accumulated amortization totaled $97,146 as of September 30, 2015. Amortization expense for these loan fees was $24,984 and $68,094 for the three and nine months ended September 30, 2015, respectively. Loan fees totaled $266,503 and amortization expense totaled $13,326 as of September 30, 2014.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015 and 2014 (Unaudited)

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

Income Taxes

The Company is currently being taxed as a “C” corporation, but intends to elect to be taxed as a real estate investment trust (“REIT”), as defined in the Internal Revenue Code, commencing with the taxable year ending December 31, 2015. Management believes that the Company will be able to satisfy the requirements for qualification as a REIT. Accordingly, the Company does not expect to be subject to federal income tax, provided that it qualifies as a REIT and distributions to the stockholders equal or exceed REIT taxable income.

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

The tax benefit or liabilities of uncertain tax positions is recognized only if it is “more likely than not” that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority, having full knowledge of all the relevant information. As of September 30, 2015 and December 31, 2014, the Company had no unrecognized tax benefits.

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

September 30, 2015 and 2014 (Unaudited)

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss Per Share

Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any) are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share. For the three and nine months ended September 30, 2015, and 2014, potentially dilutive securities excluded from the calculations were 263,588 shares issuable upon exercise of outstanding warrants granted in conjunction with the convertible notes.

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

NOTE 3. INVESTMENTS IN REAL ESTATE

The Company’s investments in real estate consists of single family homes purchased by the Company. The homes are generally leased to individual tenants under operating leases for terms of one year or less.

The following table summarizes the Company’s investments in real estate:

				Total
	Number		Buildings and	Investments
	of Homes	Land	Improvements	in Real Estate

Total at December 31, 2014	395	$5,422,647	$23,961,608	$29,384,255

Purchases and improvements during 2015:
Jacksonville, FL	78	785,680	4,533,332	5,319,012
Memphis, TN	-	-	47,160	47,160
Houston, TX	-	-	20,222	20,222
Atlanta, GA	-	-	2,150	2,150

Total at September 30, 2015	473	$6,208,327	$28,564,472	$34,772,799

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015 and 2014 (Unaudited)

NOTE 3. INVESTMENTS IN REAL ESTATE (continued)

For the nine months ended September 30, 2015, the Company included $480,229 of rental income, $208,839 of rental expenses, $79,705 of depreciation, and net income of $191,685 in its consolidated statements of operations related to the Company’s acquisitions of additional properties during 2015.

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the nine months ended September 30, 2015 and 2014 prepared to give effect if all of the Company’s acquisitions of properties in 2014 and 2015 occurred on January 1, 2014. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods.

	For the Nine Months Ended September 30
	2015	2014

Rental revenue	$3,732,192	$3,625,362
Rental expenses	$1,745,406	$1,619,280
Depreciation and amortization	$901,587	$903,331
Net loss	$(1,164,711)	$(630,941)
Net loss per share, basic and fully diluted	$(0.17)	$(0.11)
Weighted average number of common shares outstanding, basic and fully diluted	7,016,796	5,610,265

The unaudited pro forma information for the nine months ended September 30, 2015 and 2014 has been adjusted to exclude acquisition fees and expenses related to the acquisitions recorded in the appropriate periods and additionally to include the additional interest expense relating to the Company’s 2014 and 2015 borrowings.

NOTE 4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At September 30, 2015 and December 31, 2014, accounts payable and accrued liabilities consisted of the following:

	2015	2014

Accounts payable	$264,752	$12,673
Property taxes payable	498,909	292,290
Accrued legal, board fees and other expenses	312,504	372,389
Interest payable	53,310	40,810
	$1,129,475	$718,162

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015 and 2014 (Unaudited)

NOTE 5. NOTES PAYABLE

On June 12, 2014, Reven Housing Texas, LLC, a wholly owned subsidiary of the Company, received loan proceeds and issued a promissory note in the principal amount of up to $7,570,000 to Silvergate Bank, secured by deeds of trust encumbering the Company’s homes located in Texas. The entire balance of principal and accrued interest is due and payable on July 5, 2019. The note provides for monthly interest - only payments at a rate of 1.00% over the prime rate (interest rate is 4.25% per annum at September 30, 2015) until July 5, 2016. Thereafter, monthly payments of interest (1.00% over the prime rate) and principal, based on a 25 year amortization rate, will be made until maturity. The note has a prepayment penalty of 3% calculated on principal amounts prepaid prior to July 5, 2016. There is no prepayment penalty on amounts paid after such date.

On November 17, 2014, Reven Housing Tennessee, LLC, a wholly owned subsidiary of the Company, received loan proceeds and issued a promissory note in the principal amount of $3,952,140 to Silvergate Bank, secured by deeds of trust encumbering primarily all of the Company’s homes located in Tennessee. The entire balance of principal and accrued interest is due and payable on December 5, 2019. The note provides for monthly interest - only payments at a rate of 1.00% over the prime rate (interest rate is 4.25% per annum at September 30, 2015) until December 5, 2016. Thereafter, monthly payments of interest (1.00% over the prime rate) and principal, based on a 25 year amortization rate, will be made until maturity. The note has a prepayment penalty of 3% calculated on principal amounts prepaid prior to December 5, 2016. There is no prepayment penalty on amounts paid after such date.

On March 13, 2015, Reven Housing Florida, LLC, a wholly owned subsidiary of the Company, received loan proceeds and issued a promissory note in the principal amount of $3,526,985 to Silvergate Bank, secured by deeds of trust encumbering a majority of the Company’s homes located in Florida. The entire balance of principal and accrued interest is due and payable on April 5, 2020. The note provides for monthly interest only payments at a rate of 1.00% over the prime rate (interest rate is 4.25% per annum at September 30, 2015) until April 5, 2017. Thereafter, monthly payments of interest (1.00% over the prime rate) and principal, based on a 25 year amortization rate, will be made until maturity. The note has a prepayment penalty of 3% calculated on principal amounts prepaid prior to April 5, 2017. There is no prepayment penalty on amounts paid after such date.

The terms of the notes also provide for lender reserve accounts for taxes and insurance reserves. As of December 31, 2014, a total of $260,123 was held in these lender escrow accounts. During the first quarter of 2015, the lender waived this requirement and the amounts previously held in escrow have been released to the Company.

During the three and nine months ended September 30, 2015, the Company incurred $188,434 and $517,009, respectively, of interest expense related to the notes payable, which includes $24,984 and $68,094, respectively, of amortization of deferred loan fees. During the three and nine months ended September 30, 2014, the Company incurred $50,603 and $66,415, respectively, of interest expense related to the notes payable, which includes $13,326 and $13,326, respectively, of amortization of deferred loan fees.

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

The Company currently has warrants outstanding allowing its holders to purchase up to 263,588 shares of the Company’s common stock at an exercise price of $4.00 per share.  The warrants will expire on September 27, 2018, if not exercised prior to that date. No warrants were exercised in the nine month periods ended September 30, 2015 and 2014.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015 and 2014 (Unaudited)

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

On October 16, 2014, the Board of Directors authorized the issuance of, and the Company issued, an aggregate of 425,000 shares of the Company’s common stock under the 2012 Plan to certain officers and consultants of the Company. The shares issued are subject to restrictions and future vesting conditions based on the Company reaching certain future milestones. None of the shares were vested as of the issuance date. Compensation expense will be recognized in the applicable future periods should the applicable milestones be achieved in accordance with the vesting schedule. At the time of filing, there is no assurance that these milestones will in fact be achieved and that the shares will in fact vest in the future. No expense was recognized during the nine months ended September 30, 2015 and 2014.

NOTE 8. INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and expected carry-forwards are available to reduce taxable income. The Company records a valuation allowance when, in the opinion of management, it is more likely than not, that the Company will not realize some or all deferred tax assets. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance equal to the deferred tax asset at September 30, 2015 and December 31, 2014. At December 31, 2014, the Company had federal and state net operating loss carry-forwards of approximately $1,511,000. The federal and state tax loss carry-forwards will begin to expire in 2032, unless previously utilized.

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

NOTE 9. RELATED PARTY TRANSACTIONS

The Company sub-leases office space on a month-to-month basis from Reven Capital, LLC which is wholly-owned by Chad M. Carpenter, a shareholder of the Company and the Company’s Chief Executive Officer. Rental payments totaled $9,000 and $27,000 for the three and nine months ended September 30, 2015, respectively. Rental payments totaled $9,000 and $25,500 for the three and nine months ended September 30, 2014, respectively.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015 and 2014 (Unaudited)

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal and Regulatory

The Company is subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of the Company’s business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s condensed consolidated financial statements and, therefore, no accrual has been recorded as of the nine months ended September 30, 2015 and 2014.

Security Deposits

As of September 30, 2015 and December 31, 2014, the Company had $382,329 and $306,004, respectively, in resident security deposits. Security deposits are refundable, net of any outstanding charges and fees, upon expiration of the underlying lease.

Escrow Deposits and Prepaid Expenses

Escrow deposits and prepaid expenses include earnest deposits for the purchase of properties. As of September 30, 2015, the Company had entered into agreements to purchase 240 residential properties for an aggregate amount of approximately $18,118,000 and had corresponding refundable earnest deposits for these purchases of $181,177. At December 31, 2014, the Company had entered into agreements to purchase residential properties for an aggregate amount of $8,700,000 and had corresponding refundable earnest deposits for these purchases of $87,000. However, the Company may not consummate the real estate purchase because properties may fall out of escrow through the closing process for various reasons and these purchases are contingent on the Company’s ability to acquire the debt or equity financing required to fund the acquisition.

NOTE 11. SUBSEQUENT EVENTS

The Company has evaluated subsequent events up until the date of the issuance of these financial statements.

Note Payable

On October 14, 2015, a wholly owned subsidiary of the Company, received $4,452,382 of loan proceeds and issued a promissory note in the principal amount of $5,015,060 to Silvergate Bank, secured by deeds of trust encumbering 121 of the Company’s homes located in Florida. Proceeds totaling $562,678 are subject to a holdback agreement with the bank and will be released contingent on future home purchases. The entire balance of principal and accrued interest is due and payable on November 5, 2020. The note provides for monthly interest only payments at a rate of 1.00% over the prime rate (current interest rate is 4.25% per annum at September 30, 2015) until November 5, 2017. Thereafter, monthly payments of interest and principal, based on a 25 year amortization rate, will be made until maturity. The note has a prepayment penalty of 3% calculated on principal amounts prepaid prior to November 5, 2017. There is no prepayment penalty on amounts paid after that date.

Recent Investments in Real Estate

On October 14, 2015, a wholly owned subsidiary of the Company purchased a portfolio of 45 single family homes, located in the Jacksonville, Florida metropolitan area for approximately $3,057,000. This purchase was part of an original purchase and sale agreement for 140 homes for a total purchase price of approximately $9,418,000. The remaining homes may be purchased in the future subject to the Company’s completion of a satisfactory due diligence process regarding the single family homes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise provided in this Quarterly Report, references to the “Company,” “we,” “us,” and “our” refer to Reven Housing REIT, Inc., a Maryland corporation, and its wholly-owned subsidiaries.

Forward Looking Statements

The information contained in this report contains forward-looking statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events and similar expressions. Forward-looking statements may be identified by use of words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” or “potential” or similar words or phrases which are predictions of or indicate future events or trends. Statements such as those concerning potential acquisition activity, investment objectives, strategies, opportunities, other plans and objectives for future operations or economic performance are based on our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties, including, but not limited to, our ability to successfully (i) acquire real estate investment properties in the future, (ii) to execute future agreements or understandings concerning our acquisition of real estate investment properties, (iii) be able to raise the capital required to acquire any such properties and (iv) those other risks more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report and in the “Risk Factors” section of our Registration Statement on Form S-11 filed with the SEC on May 27, 2014 and most recently amended on September 29, 2015. Any of these statements could prove to be inaccurate and actual events or investments and results of operations could differ materially from those expressed or implied. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to invest in a diversified portfolio of quality real estate investments, may be significantly and negatively impacted. You are cautioned not to place undue reliance on any forward-looking statements and we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Overview

We are an internally-managed real estate investment company focused on the acquisition, leasing, and management of recently renovated and stabilized single-family properties in select markets in the United States. Our objective is to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation. We generate virtually all of our revenue by leasing our portfolio of single-family properties. As of September 30, 2015, we owned 473 single-family properties, of which 201 are in the Jacksonville, Florida metropolitan area, 168 are in the Houston, Texas metropolitan area, 95 are in the Memphis, Tennessee metropolitan area, and nine are in the Atlanta, Georgia metropolitan area. The average investment in the 473 homes is approximately $73,500 per home. Of the 473 homes owned at September 30, 2015, 446 were occupied, or 94%. The per-home average rent for the portfolio is approximately $940 per month.

During the nine months ended September 30, 2015, we completed the acquisition of 78 residential homes located in the Jacksonville, Florida metropolitan area. The purchase price for the 78 homes was approximately $5,194,000. On October 14, 2015 we completed the purchase of an additional 45 homes located in the Jacksonville, Florida metropolitan area for a purchase price of approximately $3,057,000.

In order to supplement our financial resources, we received $3,526,985 of loan proceeds from Silvergate Bank on March 13, 2015. The loan is secured by deeds of trust encumbering a majority of our homes located in Florida. The entire balance of principal and accrued interest is due and payable on April 5, 2020. The note provides for monthly payments of interest only at a rate of 1.00% over the prime rate (interest rate is 4.25% at September 30, 2015) until April 5, 2017. Thereafter, monthly payments of interest (1.00% over the prime rate) and principal, assuming a 25 year amortization rate, will be made until maturity.

On October 14, 2015, we received an additional $4,452,382 of loan proceeds from Silvergate Bank and issued a promissory note in the principal amount of $5,015,060 to Silvergate Bank, secured by deeds of trust encumbering 121 of our homes located in Florida. Proceeds totaling $562,678 are subject to a holdback agreement with the bank and will be released contingent on future home purchases. The entire balance of principal and accrued interest is due and payable on November 5, 2020. The note provides for monthly interest only payments at a rate of 1.00% over the prime rate (interest rate is 4.25% per annum at September 30, 2015) until November 5, 2017. Thereafter, monthly payments of interest and principal, based on a 25 year amortization rate will be made until maturity. Approximately $3,057,000 of the proceeds were utilized to purchase 45 homes in the Jacksonville Florida metropolitan area mentioned above.

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

As of September 30, 2015, we have entered into agreements to purchase approximately 240 additional residential properties for an aggregate amount of approximately $18,118,000. However, we may not consummate the real estate purchases because properties may fall out of escrow through the closing process for various reasons and these purchases are contingent on our ability to acquire the debt or equity financing required to fund the acquisitions. As mentioned above, 45 of these homes were purchased on October 14, 2015 at an approximate purchase price of $3,057,000.

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

Three Month Period ended September 30, 2015 compared to Three Month Period ended September 30, 2014

For the quarter ended September 30, 2015, we had total rental income of $1,219,419 compared to total rental income of $740,778 for the quarter ended September 30, 2014. The increase in total rental income is due to the increase of rental homes owned from 293 as of September 30, 2014 to 473 as of September 30, 2015. As of September 30, 2015, 446, or approximately 94%, of our 473 homes were occupied. During the quarter ended September 30, 2015, we had 70 home leases turnover, which represented approximately 15% of our end of the quarter portfolio. We experienced an average turnover cost per home in the approximate amount of $2,360 for the third quarter of 2015. As of September 30, 2014, 280, or approximately 96%, of our 293 homes were occupied. During the quarter ended September 30, 2014, we had 12 home leases turn over, which represented approximately 4% of our end of the quarter portfolio. We experienced an average turnover cost per home in the approximate amount of $1,880 for the third quarter of 2014. As of September 30, 2015, we had 82 delinquent tenants, or 17% of all tenants, for an aggregate amount of $33,680 in rents and other payments owed, compared to 17 delinquent tenants, or 6% of all tenants, for an aggregate amount of $7,110 at September 30, 2014. During the quarter ended September 30, 2015, we had collection losses of approximately 5%. Collection losses were approximately 3% during the quarter ended September 30, 2014. Collection losses are reflected in our total net rental income. We anticipate that the turnover frequency, costs, and collection losses experienced in the third quarter ending September 30, 2015 will be reflective of our future operations. The turnover frequency, costs, and collection losses experienced in the third quarter ending September 30, 2014 were lower due to the fact that most of our portfolio had been owned less than one year, thus we had not yet experienced a full lease turnover cycle.

For the quarter ended September 30, 2015, we had property operating and maintenance expenses of $355,238 compared to property operating and maintenance expenses of $168,496 for the quarter ended September 30, 2014. Property operating and maintenance expenses consist of insurance, property management fees paid to third parties, repairs and maintenance costs, homeowner association fees, and other miscellaneous property costs. The increase in property operating and maintenance expenses from 2014 to 2015 reflects the corresponding increase in our inventory of single-family homes.

Real estate taxes for the quarter ended September 30, 2015 totaled $194,985 compared to $93,815 for the quarter ended September 30, 2014. Again the increase is due to our increase in single-family homes owned during the period.

Acquisition costs totaled $37,341 for the quarter ended September 30, 2015. Acquisition costs consist of closing costs, due diligence costs and reports, and legal fees relating to our acquisitions of single-family homes along with auditing and accounting costs related to our reporting requirements related to our real estate portfolio acquisitions. Acquisition costs totaled $256,764 during the quarter ended September 30, 2014. The acquisition costs were higher during the quarter ended September 30, 2014 due to increased acquisition activity during that period last year.

Depreciation and amortization of our investments in real estate increased to $295,344 for the quarter ended September 30, 2015 compared to $240,650 for the quarter ended September 30, 2014, reflecting the corresponding increase in our inventory of single family homes.

General and administrative expenses for the quarter ended September 30, 2015 totaled $419,022 compared to general and administrative expenses of $278,543 for the quarter ended September 30, 2014. General and administrative expenses consist of personnel costs, outside director fees, occupancy fees, public company filing fees, and other general expenses. The increase is due to increases in director fees, personnel costs, and occupancy costs as a result of our increase in operations.

Legal and accounting expenses for the quarter ended September 30, 2015 totaled $44,609 compared to $49,809 for the quarter ended September 30, 2014.

Interest expense on our notes payable was $188,434 for the quarter ended September 30, 2015. Interest expense consisted of interest on our loans of $15,049,125 from Silvergate Bank. Interest expense was $50,603 for the quarter ended September 30, 2014, as our outstanding debt was significantly lower during the period when compared to our current note balance.

Net loss for the quarter ended September 30, 2015 was $315,554 compared to a net loss of $397,902 for the quarter ended September 30, 2014. The weighted average number of shares outstanding for the quarter ended September 30, 2015 increased to 7,016,796 from 6,591,796 for the quarter ended September 30, 2014, resulting in a net loss per share of $0.04 for the quarter ended September 30, 2015 as compared to a net loss per share of $0.06 for the quarter ended September 30, 2014.

Nine Months ended September 30, 2015 compared to Nine Months Ended September 30, 2014

For the nine months ended September 30, 2015, we had total rental and other income of $3,602,192 compared to total rental and other income of $1,716,758 for the nine months ended September 30, 2014. The increase in total rental income is due to the increase of rental homes owned from 293 as of September 30, 2014 to 473 as of September 30, 2015. During the nine months ended September 30, 2015, we had 160 home leases turnover, which represented approximately 34% of our end of the period portfolio. We experienced an average turnover cost per home in the approximate amount of $1,980 for the nine months ended September 30. 2015. During the nine months ended September 30, 2014, we had 37 home leases turnover, which represented approximately 13% of our end of the period portfolio. We experienced an average turnover cost per home in the approximate amount of $970 for the nine months ended September 30. 2014. During the nine months ended September 30, 2015, we had collection losses of approximately 4%. We had collection losses of approximately 1% during the nine months ended September 30, 2014. Collection losses are reflected in our total net rental income.

For the nine months ended September 30, 2015, we had property operating and maintenance expenses of $1,133,704 compared to property operating and maintenance expenses of $463,169 for the nine months ended September 30, 2014. Property operating and maintenance expenses consist of insurance, property management fees paid to third parties, repairs and maintenance costs, homeowner association fees, and other miscellaneous property costs. The increase in property operating and maintenance expenses from 2014 to 2015 reflects the corresponding increase in our inventory of single-family homes.

Real estate taxes for the nine months ended September 30, 2015 totaled $546,702 compared to $219,531 for the nine months ended September 30, 2014. Again the increase is due to our increase in single-family homes owned during the period.

Acquisition costs totaled $362,447 for the nine months ended September 30, 2015. Acquisition costs consist of closing costs, due diligence costs and reports, and legal fees relating to our acquisitions of single-family homes along with auditing and accounting costs related to our reporting requirements related to our real estate portfolio acquisitions. Acquisitions costs totaled $295,122 during in the nine months ended September 30, 2014.

Depreciation and amortization of our investments in real estate increased to $848,587 for the nine months ended September 30, 2015 compared to $430,325 for the nine months ended September 30, 2014, reflecting the corresponding increase in our inventory of single family homes.

General and administrative expenses for the nine months ended September 30, 2015 totaled $1,379,431 compared to general and administrative expenses of $988,790 for the nine months ended September 30, 2014. General and administrative expenses consist of personnel costs, outside director fees, occupancy fees, public company filing fees, and other general expenses. The increase is due to increases in director fees, personnel costs, and occupancy costs as a result of our increase in operations.

Legal and accounting expenses for the nine months ended September 30, 2015 totaled $311,970 compared to $219,661 for the nine months ended September 30, 2014.

Interest expense on our notes payable was $517,009 for the nine months ended September 30, 2015. Interest expense consisted of interest on our loans of $15,049,125 from Silvergate Bank. Interest expense was $66,415 for the nine months ended September 30, 2014. As our first borrowing occurred in June of 2014, the interest expense in the prior period is reflective of our lower note balances outstanding during the period.

Net loss for the nine months ended September 30, 2015 was $1,497,658 as compared to a net loss of $966,255 for the nine months ended September 30, 2014. The weighted average number of shares outstanding for the nine months ended September 30, 2015 increased to 7,016,796 from 5,610,265 for the nine months ended September 30, 2014, resulting in a net loss per share of $0.21 for the nine months ended September 30, 2015 as compared to a net loss per share of $0.17 for the nine months ended September 30, 2014.

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

Our liquidity position at September 30, 2015 included $1,301,453 of cash and $181,177 of escrow deposits, for a total of $1,482,630. As of December 31, 2014, the cash balance was $3,343,236 and escrow deposits totaled $96,483, for a total liquidity position of $3,439,719. The decrease in liquidity position was caused primarily by our acquisition activity during the nine month period.

We believe our present working capital, and the expected cash flows from operations, will be sufficient to fund the present level of our operations over, at least, the next 12 months. In order to purchase additional single family homes, we intend to opportunistically utilize the capital markets to raise additional capital, including through the issuance of debt and equity securities, but there can be no assurance that we will be able to access adequate liquidity sources on favorable terms, or at all.

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

On October 14, 2015, we entered into a fourth loan transaction with Silvergate Bank where we received an additional $4,452,382 of loan proceeds and issued a promissory note in the principal amount of $5,015,060, secured by deeds of trust encumbering 121 homes located in Florida. Proceeds totaling $562,678 are subject to a holdback agreement with the bank and will be released contingent on future home purchases. The entire balance of principal and accrued interest is due and payable on November 5, 2020. The note provides for monthly interest only payments at a rate of 1.00% over the prime rate (interest rate is 4.25% per annum at September 30, 2015) until November 5, 2017. Thereafter, monthly payments of interest and principal, based on a 25 year amortization rate will be made until maturity. Approximately $3,057,000 of the proceeds were utilized to purchase 45 homes in the Jacksonville Florida metropolitan area also on October 14, 2015.

Operating Activities

For the nine months ended September 30, 2015, our operating activities provided $176,461 of cash. This resulted from adding back depreciation and amortization of $848,587, amortization of deferred loan fees of $68,094, and adding the net change in operating assets and liabilities of $757,438 to the net loss of $1,497,658.

We used $110,971 in operations during the nine months ended September 30, 2014.

Investing Activities

During the nine months ended September 30, 2015, we invested $5,388,544 in acquiring and improving homes, $115,279 in lease origination costs, and $84,694 in escrow deposits, resulting in $5,588,517 of cash used for investing activities.

For the nine months ended September 30, 2014, we used $9,808,865 of cash in investing activities to acquire and improve homes, $123,569 in lease origination costs, and $745,417 in escrow deposits, resulting in $10,677,851 of cash used for investing activities.

Financing Activities

During the nine months ended September 30, 2015, we received $3,526,985 of loan proceeds per the terms of a promissory note due on April 5, 2020 secured by deeds of trust encumbering a majority of our homes located in the state of Florida. Loan costs totaled $137,172 and payments of stock issuance costs were $19,540 resulting in $3,370,273 of net cash provided by financing activities for the nine months ended September 30, 2015.

For the nine months ended September 30, 2014, we received $8,372,270 of proceeds from the issuance of common stock, paid $437,357 of common stock issuance costs, received $7,570,000 of note proceeds, and paid $266,503 of loan fees resulting in $15,238,410 of net cash provided by financing activities.

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

Item 4.  Controls and Procedures.

Internal Control Over Financial Reporting

During the three months ended September 30, 2015, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934(“Exchange Act”)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act as of September 30, 2015.  Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015

PART II - OTHER INFORMATION

Item 6.   Exhibits.

Exhibit No.	Description	Method of Filing

10.1	Third Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Houston 100) dated August 12, 2015.	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A dated September 26, 2014 and filed with the SEC on August 14, 2015

10.2	Third Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Jacksonville 140) dated August 13, 2015	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A dated February 27, 2015 and filed with the SEC on August 14, 2015

10.3	Fourth Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Houston 100) dated September 23, 2015	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A dated September 26, 2014 and filed with the SEC on September 25, 2015
10.4
	Fourth Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Jacksonville 140) dated September 28, 2015.	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A dated February 27, 2015 and filed with the SEC on September 29, 2015

10.5	Fifth Amendment to that Single Family Homes Real Estate Purchase and Sale Agreement dated October 13, 2015	Filed herewith

10.6	Promissory Note, dated as of October 14, 2015, by Reven Housing Florida 2, LLC for the benefit of Silvergate Bank, for the principal amount of $ 5,015,060	Filed herewith

10.7	Mortgages, Assignments of Leases and Rents, Security Agreements and Fixture Filings dated October 9, 2015, by Reven Housing 2 Florida, LLC for the benefit of Silvergate Bank	Filed herewith

10.8	Unsecured Environmental Indemnity Agreement, dated October 9, 2015, by Reven Housing 2 Florida, LLC for the benefit of Silvergate Bank	Filed herewith

10.9	Subordination of Management Agreement dated October 9, 2015 among Reven Housing 2 Florida, LLC for the benefit of Silvergate Bank and Suncoast Property Management, LLC	Filed herewith

10.10	Guaranty dated October 9, 2015 by Reven Housing REIT, Inc. for the benefit of Silvergate Bank	Filed herewith

Exhibit No.	Description	Method of Filing

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2015	REVEN HOUSING REIT, INC.

/s/ Chad M. Carpenter
Chad M. Carpenter,
Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2015	REVEN HOUSING REIT, INC.

/s/ THAD L. MEYER
Thad L. Meyer,
Chief Financial Officer
(Principal Financial Officer)

