Form 10-K
period 2015-12-31
Reven Housing REIT, Inc.
filed 2016-03-24
CIK 1487782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 000-54165

Reven Housing REIT, Inc.

(Exact name of registrant as specified in its charter)

Maryland	84-1306078
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

875 Prospect Street, Suite 304

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes   ☐   No  ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,088,360.

The number of shares of the registrant’s common stock outstanding as of March 24, 2016 was 7,039,405.

(i)

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements can generally be identified by words such as “anticipates”, “expects”, “intends”, “will”, “could”, “believes”, “estimates”, “continue” and similar expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in, or implied by, the forward-looking statements. Factors that could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects, as well as our ability to make distributions to our shareholders are discussed more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report and in the “Risk Factors” section of our Prospectus filed with the SEC on February 16, 2016, and include, but are not limited to:

•	We have a limited operating history and therefore management cannot ensure the long-term successful operation of our business or the execution of our business plan.

•	We have a history of net operating losses, and we may never achieve profitability from operations.

•	Certain of our existing stockholders affiliated with Mr. Xiaofan Bai have substantial influence over our company, and their interests may not be aligned with the interests of our other stockholders and sales of their shares could cause the market price of our common stock to decrease.

•	We do not have any experience operating as a REIT, and we cannot assure you that we will be successful operating as a REIT.

•	We are dependent on our executive officers and dedicated personnel, and the departure of any of our key personnel could materially and adversely affect us.

•	If we cannot obtain financing, our growth may be limited.

•	Our underwriting criteria and evaluation of properties involves a number of assumptions that may prove inaccurate, which may cause us to overpay for our properties or incur significant costs to operate a property.

•	Operating our business on a larger scale could result in substantial increases in our expenses.

•	If rents in our markets do not increase sufficiently to keep pace with rising costs of operations, our cash available for distribution will decline.

•	Declining real estate values and impairment charges could adversely affect our earnings and financial condition.

•	Our Board of Directors may change our investment strategy, financing strategy or leverage policies, or any of our other major policies, without the consent of stockholders.

•	Failure to qualify as a REIT could adversely affect our operations and our ability to make distributions.

•	The availability and timing of our anticipated cash distributions are uncertain.

•	The NASDAQ or another nationally recognized stock exchange may not list our securities, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

(ii)

•	An active trading market for our common stock may never develop.

•	There may be limitations on the effectiveness of our internal controls, and a failure of our control systems to prevent error or fraud may materially harm our company.

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

(iii)

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

As of the date of this report, we have invested an aggregate of approximately $38.5 million and own a total of 527 homes, of which 256 homes are in the Jacksonville, Florida metropolitan area, 168 homes are in the Houston, Texas metropolitan area, 94 homes are in the Memphis, Tennessee metropolitan area (with two of the Memphis homes located just across the border in Mississippi) and nine homes are in the Atlanta, Georgia metropolitan area. As of the date of this report, we have entered into purchase agreements for the acquisition of up to 85 additional homes in the Jacksonville, Florida metropolitan area for the aggregate purchase price of up to approximately $5,700,000 and up to 100 additional homes in the Houston, Texas metropolitan area for the aggregate purchase price of up to approximately $8,800,000.

The closing dates for the purchase of the Jacksonville and Houston portfolios are April 30, 2016, at which times we intend to purchase the remaining $5,700,000 of the Jacksonville 140 portfolio and the entire Houston 100 portfolio in the amount of $8,800,000. Our acquisition of the 185 homes is subject to our ongoing due diligence inspection of the properties and our completion of a current offering of our equity securities, the proceeds of which will be used, in part, to finance our purchase of the homes. There can be no assurance we will be able to complete the equity offering or consummate the acquisition.

We intend to expand our acquisitions to other select markets in the United States that fit our investment criteria as we continue to evaluate new investment opportunities in different markets. As of December 31, 2015, our portfolio properties were 93.4% occupied. All of our portfolio properties to date have been acquired from available cash and with the proceeds from four secured loan transactions with Silvergate Bank pursuant to which we have borrowed a total of $19,890,410. Our loan transactions with Silvergate Bank are secured by first priority liens and related rents on 168 homes in the Houston, Texas metropolitan area, 256 homes in the Jacksonville, Florida metropolitan area and 92 homes in the Memphis, Tennessee metropolitan area.

Our principal objective is to generate cash flow and distribute resulting profits to our stockholders in the form of distributions, while gaining home price appreciation, or HPA, at the same time through the ownership of our portfolio properties. With this objective in mind, we have developed our primary business strategy of acquiring portfolios of stabilized or leased SFRs. We believe the execution of this strategy will allow us to generate immediate and steady cash flow from the rental income from the SFRs that we acquire while potentially gaining significant HPA over time. HPA is a metric most of our competitors use to project total returns. We believe cash flow is a better metric to project returns because cash flow is realized currently while HPA is unrealized and deferred until the assets are sold. While our goal is to grow our company and generate available cash flow from the rental income of our SFRs that will allow us to pay all of our operating costs for the operation of our portfolio properties and distribute profits to our stockholders in the form of quarterly dividends, there can be no assurance we will be able to do so.

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

Development of Our Business

Since January 1, 2015, we have undertaken the following material transactions and general development of our business:

Jacksonville, Florida — Portfolio Acquisitions. On January 30, 2015 and February 27, 2015, we entered into purchase and sale agreements for the purchase of separate portfolios of up to 62 and 140 single-family homes, respectively, located in the Jacksonville, Florida metropolitan area for the aggregate purchase price of up to $13,568,000. On March 13, 2015, we closed on the purchase of 50 homes and on April 8, 2015 closed on the purchase of an additional three homes that were part of the 62 home portfolio for the purchase price of $3,534,263. We decided not to purchase the remaining nine homes making up the 62 home portfolio. We funded the purchase price primarily through a loan from Silvergate Bank, described below.

We have agreed to purchase the 140 home portfolio for the purchase price of approximately $9,418,000. On October 14, 2015, we completed the purchase of 45 homes made part of the Jacksonville 140 portfolio for the purchase price of approximately $3,057,000, and on December 15, 2015 we purchased another ten homes in the Jacksonville area for $675,039. We financed our acquisition of the 55 homes through loan proceeds in the amount of $4,875,898 from Silvergate Bank, described below. The closing date for our purchase of the remaining 85 homes in the Jacksonville 140 portfolio is April 30, 2016, and our obligation to close is subject to our due diligence inspection of the properties and our completion of a current offering of our equity securities, the proceeds of which will be used, in part, to finance our purchase of the homes. There can be no assurance we will be able to complete the equity offering or consummate the acquisition.

Houston, Texas — Portfolio Acquisition. In January 2015, we entered into an agreement, as amended, for the purchase of a portfolio of up to 100 single-family homes located in the Houston, Texas metropolitan area for the purchase price of $8,800,000. The closing date for our purchase is April 30, 2016, and our obligation to close is subject to our due diligence inspection of the properties and our completion of a current offering of our equity securities, the proceeds of which will be used, in part, to finance our purchase of the homes. There can be no assurance we will be able to complete the equity offering or consummate the acquisition.

Silvergate Credit Facility. On March 13, 2015, we entered into a third loan transaction with Silvergate Bank where we issued Silvergate a promissory note in the amount of $3,526,985. The proceeds of the loan were used to acquire 53 homes in the Jacksonville, Florida metropolitan area, as described above. The note provides for monthly interest only payments at a rate of 1.00% over the prime rate (interest rate is 4.5% per annum at December 31, 2015) until April 5, 2017 and, thereafter, monthly payments of interest and principal, based on a 25 year amortization rate until maturity. The entire balance of principal and accrued interest under the note is due and payable on April 5, 2020. The note is secured by first priority liens and related rents on 125 homes in the Jacksonville, Florida area.

In October 2015, we entered into a fourth loan transaction with Silvergate Bank where we received loan proceeds totaling $4,875,898. The proceeds of the loan were used to acquire 55 homes in the Jacksonville, Florida metropolitan area, as described above. In consideration of the loan, we issued a promissory note secured by deeds of trust encumbering 131 of our homes located in Florida. The entire balance of principal and accrued interest is due and payable on November 5, 2020. The note provides for monthly interest only payments at a rate of 1.00% over the prime rate (interest rate is 4.5% per annum at December 31, 2015) until November 5, 2017. Thereafter, monthly payments of interest and principal, based on a 25 year amortization rate will be made until maturity.

Public Offering. In February 2016, we commenced a direct public offering of our common shares. We have filed a registration statement on Form S-11 with the SEC for the offer of a minimum of 2,610,000 shares and a maximum of 5,000,000 shares of our common stock for sale to the public at an offering price of $5.75 per share. The SEC declared our registration statement effective on February 11, 2016. The common shares are being offered by us on a best-efforts basis. Unless the minimum offering is completed by March 31, 2016, or we elect to extend the minimum offering for up to an additional 60 days, the offering will terminate. If the minimum offering is completed by such date, the offering will continue until the earlier of (1) all shares are sold; (2) our decision to terminate the offering; or (3) December 31, 2016.

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

Our Business Activities and Operations

Since we commenced our real estate investment activities in October 2012, we have acquired portfolios in Florida, Georgia, Tennessee and Texas. As of the date of this report, we owned 527 homes, of which 256 homes are in the Jacksonville, Florida metropolitan area, 168 homes are in the Houston, Texas, metropolitan area, 94 homes are in the Memphis, Tennessee metropolitan area (with two of the Memphis homes located just across the border in Mississippi) and nine homes are in the Atlanta, Georgia metropolitan area. In addition, as of the date of this report, we have entered into purchase agreements for the acquisition of up to 85 additional homes in the Jacksonville, Florida metropolitan area for the aggregate purchase price of up to approximately $5,700,000 and up to 100 additional homes in the Houston, Texas metropolitan area, for the aggregate purchase price of up to approximately $8,800,000, which are expected to be funded primarily by the net proceeds from our current equity offering of our securities. In addition, we evaluate new markets on an ongoing basis to identify investment opportunities that we believe can generate attractive risk-adjusted returns for our stockholders. Currently, we are evaluating markets in the following states for investment, each of which we believe meets our investment criteria: Arizona, California, Colorado, Illinois, Indiana, Kentucky, Nevada, North Carolina, Oklahoma, Utah and Virginia.

States in Which We Own Single-Family Homes
(as of December 31, 2015)

NOTE: States shaded as “Owned” are states in which we own homes. However, we only own nine homes in Georgia and two homes in Mississippi.

The following table presents statistics of our single-family homes by Metropolitan Statistical Area, or MSA, and metro division as of December 31, 2015.

Total Portfolio of Single-Family Homes — Summary Statistics

(as of December 31, 2015)

MSA/Metro Division	No. of Homes	Aggregate Investment	Average Investment per Home	Percent Leased	Average Age (years)	Home Built by Decade	Average Size (sq. ft.)	Average Monthly Rent	Average Months Remaining on Annual Lease
Atlanta, Georgia	9	$622,335	$69,148	89%	22	1970-79: 1 1980-89: 2 1990-99: 2 2000-09: 4	1,450	$884	8
Houston, Texas	168	$13,183,735	$78,475	98%	46	1940-49: 3 1950-59: 34 1960-69: 44 1970-79: 51 1980-89:34 1990-99: 2	1,435	$1,012	3.5
Jacksonville, Florida	256	$17,442,004	$68,133	90%	52	1920-29: 4 1930-39:2 1940-49: 17 1950-59: 77 1960-69: 47 1970-79: 21 1980-89: 15 1990-99: 5 2000-2009: 10 2010-19: 3	1,327	$841	4.6
Memphis, Tennesee	94	$7,257,933	$77,212	96%	40	1950-59: 5 1960-69: 29 1970-79: 29 1980-89: 20 1990-99: 10 2000-09: 1	1,636	$975	10.2
Total or Weighted Average	527	$38,506,007	$73,066	93.4%	47		1,419	$920	5.3

In reviewing the above table, please note:

•	We purchase homes that have been previously renovated and are currently leased. Since purchase, we have incurred a total of approximately $324,000 of post-acquisition improvement costs, primarily related to releasing properties upon turnover of the existing tenants. These costs are included in the “Aggregate Investment” and “Average Investment per Home” metrics above.

•	Acquisition and transaction costs are expensed as incurred. These costs are not included in our “Aggregate Investment” or our “Average Investment per Home” metrics.

•	“Average Monthly Rent” is calculated by dividing the sum of monthly rent for each home by the total number of homes. Our use of rent concessions is extremely limited and has little to no impact on rental figures disclosed herein. We do not have a policy of offering rent concessions.

•	Our policy is to acquire homes that are entirely leased. Of the 527 properties we have acquired as of December 31, 2015, only two were vacant upon acquisition.

Our Investment Process

Our investment strategy is to acquire portfolios of tenant-occupied houses with cash and/or OP units, from investors who have accumulated homes and who are now looking for an exit strategy. The evaluation and execution of our portfolio acquisitions are subject to the review and approval by our investment committee, which operates under the oversight of our Board of Directors and is currently comprised of Chad M. Carpenter, our Chairman and Chief Executive Officer, Xiaofan (Fred) Bai, a member of our Board of Directors, Xiahang (Jake) Bai, a member of our Board of Directors, Thad L. Meyer, our Chief Financial Officer and Chief Operating Officer, and Michael P. Soni, our Senior Advisor of Investments. We have developed and integrated the following proprietary processes in the implementation of our investment strategy.

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

Local Market Monitor currently monitors the 315 major real estate markets in the United States. We focus on markets that have the following characteristics:

o	Projected real estate appreciation over the next three years

o	Projected job growth

o	Lower current unemployment than the national average

o	Rising rents

o	Stable and/or growing population with a minimum population of 500,000

o	Stable and/or dropping vacancy rates

•	Target markets. We invest in markets that we believe have more upside value through the potential for rent increases and appreciation of the homes due to the dislocation caused by the recent economic downturn and the current positive economic drivers in these markets. We are currently targeting the following markets, which include new markets and existing markets for further expansion:

Phoenix, AZ	Atlanta, GA	Memphis, TN
Tucson, AZ	Chicago, IL	Nashville, TN
Central California	Indianapolis, IN	Dallas, TX
Los Angeles, CA	Louisville, KY	Fort Worth-Arlington, TX
Denver, CO	Las Vegas, NV	Houston, TX
Fort Lauderdale, FL	Charlotte, NC	Irving, TX
Jacksonville, FL	Raleigh, NC	San Antonio, TX
Miami, FL	Virginia Beach, NC	Salt Lake City, UT
Orlando, FL	Oklahoma City, OK	Richmond, VA
Tampa, FL	Tulsa, OK

Using the 3-year aggregate home value forecast from Local Market Monitor, we sort markets (as listed above) based on projected growth. Those markets that have higher projected growth are perceived to be lower risk, and yield a lower cap rate per class, than those markets that have lower or no growth projection over the next three years.

•	Zip code analysis. Our properties are intended to appeal to the following tenant profile:

o	Middle-income blue-collar/gray-collar/semi-professional individuals and families

o	Incomes ranging from $25,000 to $50,000 per year

o	Aged 30 years and above

o	Preference for families to reduce turnover and related expenses

Since we target only tenant-occupied properties, we focus on submarkets where we expect that the majority of tenants will fit this profile. In the event that they do not, we will replace them with our targeted tenant profile on lease renewal.

Our zip code analysis focuses on the following metrics:

o	Average household income

o	White collar jobs

o	Average household size

o	Total crime risk (including utilizing FBI statistics)

o	Weather risk

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

•	Sources of deal flow. We source potential SFR portfolios from a variety of sources in our network to optimize deal flow of our target assets, which sources include:

o	Residential brokers specializing in income-producing properties:

•	Keller Williams

•	Remax

•	Prudential

•	Local/Regional firms

o	Loopnet — online database of properties and brokers

o	Trulia — online database of properties and brokers

o	Existing SFR funds attempting to liquidate holdings and/or realize profits on flips

o	Property Wholesalers — groups that acquire damaged homes and/or foreclosed homes in order to rehabilitate, rent, flip, and manage

o	Fannie Mae/Freddie Mac for tenant-occupied portfolios available for bid

o	SFR conferences

o	Existing contacts

o	Homebuilders

•	Building a network. Our executives maintain existing relationships with a wide variety of relevant contacts that will allow access for many potential portfolios of properties. In addition, these agents, investors and other contacts are supplied with our specific investment criteria regarding type of dwelling and specific home characteristics, location, condition of property, and price points so that efforts are concentrated solely on the properties that are potentially viable for investment by us.

•	Managing the network. We are in continuous communication with portfolio sourcing contacts and send out frequent and regular emails updating investment criteria when there are changes due to market fluctuations or other factors affecting our acquisitions model. All contacts are logged in our proprietary contact database to ensure we have correct contact information. Further, each contact receives their own email file and all communications are filed appropriately in order to keep records of all conversations.

•	Initial informational requirement. All sourcing contacts in our network are requested to provide us with the following information for each house to ensure that we can quickly and productively qualify a portfolio for acquisition: market, address, zip code, type (SFR or town homes), rent, actual taxes, insurance, year built, square footage, # of bedrooms, # of bathrooms, asking price, lease expiry, Section 8/non-Section 8, and one exterior picture of the house. Based on the foregoing information we are able to verify whether the portfolio is in one of our target markets, assign housing classes based on year built, beds, baths, and pictures, sum actual tax and insurance expenses, and determine average rent for the portfolio. We can also determine from the above information the duration for current leases.

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

Proactive Asset Management

Each time we acquire a portfolio of assets, we prepare a business plan specific for the portfolio that provides clear instructions to, and parameters for, our asset management personnel. Michael P. Soni, our Senior Advisor of Investments, currently serves as our asset manager. We expect to hire additional asset managers and other asset management personnel as we continue to expand our operations. The asset management team’s primary responsibility will be to manage the execution of those business plans. Our asset managers will utilize our property managers’ offices as required for meetings that will limit the need for regional offices and related expenses. Our asset managers will proactively manage the property managers to reduce expenses and implement customer retention plans to keep our tenants in place for longer periods to reduce turns, vacancy, releasing costs and increase stockholder returns. We also intend to hire third-party tax advisors to review and, if appropriate, appeal property tax bills every year to effectively manage our property tax expense.

The principal responsibilities of our asset management personnel will include:

•	Managing the business plan for each asset and portfolios of assets. These business plans include occupancy goals, rent escalation objectives, asset improvements, operational and disposition strategies, annual budgets, leasing plans, return expectations, and recommendations as to which property management company to contract.

•	Managing the property managers. Asset managers will be responsible for training and managing the property managers. Asset managers will meet with each property manager to deliver and review the portfolios’ business plans to ensure that all parties who are involved in that portfolio understand our investment objectives and goals. Asset managers will meet monthly to review each property management report to help the property managers’ solve problems or issues.

•	Leasing. Asset managers will monitor occupancy for each portfolio on a daily basis. Asset managers will be tasked to keep their respective portfolios leased at all times and ensure that tenants’ leases are being renewed prior to expiration. Asset managers will ensure that property managers maintain homes in rent-ready condition and begin the search for prospective tenants well before tenants vacate a property. Asset managers will provide each property manager with a standard form lease that has been reviewed and approved by us. Each business plan will outline the leasing terms under which leases can be approved.

•	Rent collection. Asset managers will monitor accounts receivable for each portfolio. In the event that tenants miss rent deadlines, the asset managers will follow up with the property managers to ensure that they have contacted the tenants to expedite the resolution of any issues.

•	Reporting. Asset managers will review property management reports for each portfolio on a monthly basis and prepare monthly asset management reports. Asset managers will use property management reports to ensure that the property managers adhere to the portfolio’s business plan and provide recommendations that add value to the asset or portfolio. Asset managers will monitor occupancy, rent collection, expenses, insurance, maintenance and other cap-ex closely and will ensure that property managers take all necessary steps to keep budgets on track. Asset managers will meet monthly with senior management to review the performance of each portfolio.

•	Disposition. Asset managers will review and consider all purchase offers we receive on any asset in our portfolio and then in turn provide the terms of the offer and their evaluation to senior management. In evaluating whether to sell any such asset, we will consider, among other things, tax considerations in respect of our qualification and compliance as a REIT, the capital appreciation of the asset, and the gain from the disposition. In the event proposed offers and dispositions are approved by us, our asset managers will sell houses through a listing process with instructions that are previously approved by us.

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

REIT Qualification

We intend to elect to qualify as a REIT commencing with our taxable year ending December 31, 2015. However the Company has not completed its evaluation of all requirements necessary to qualify as a REIT. Our qualification as a REIT depends upon our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Code relating to, among other things, the percentage of income that we earn from specified sources, the percentage of our assets that fall within specified categories, the diversity of our capital stock ownership, and the percentage of our earnings that we distribute. We believe that we have been organized in conformity with the requirements for qualification and taxation as a REIT under the Code, and that our intended manner of operation will enable us to meet the requirements for qualification and taxation as a REIT.

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

Employees

As of March 15, 2016, we had three full-time employees. Additionally, Michael P. Soni, our Senior Advisor of Acquisitions and our asset manager, provides full-time services to us on a consultancy basis.

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

The following table presents statistics of our single-family homes by Metropolitan Statistical Area, or MSA, and metro division as of December 31, 2015.

Total Portfolio of Single-Family Homes — Summary Statistics

(as of December 31, 2015)

MSA/Metro Division	No. of Homes	Aggregate Investment	Average Investment per Home	Percent Leased	Average Age (years)	Home Built by Decade	Average Size (sq. ft.)	Average Monthly Rent	Average Months Remaining on Annual Lease
Atlanta, Georgia	9	$622,335	$69,148	89%	22	1970-79: 1 1980-89: 2 1990-99: 2 2000-09: 4	1,450	$884	8
Houston, Texas	168	$13,183,735	$78,475	98%	46	1940-49: 3 1950-59: 34 1960-69: 44 1970-79: 51 1980-89: 34 1990-99: 2	1,435	$1,012	3.5
Jacksonville, Florida	256	$17,442,004	$68,133	90%	52	1920-29: 4 1930-39: 2 1940-49: 17 1950-59: 77 1960-69: 47 1970-79: 21 1980-89: 15 1990-99: 5 2000-2009: 10 2010-19: 3	1,327	$841	4.6
Memphis, Tennesee	94	$7,257,933	$77,212	96%	40	1950-59: 5 1960-69: 29 1970-79: 29 1980-89: 20 1990-99: 10 2000-09: 1	1,636	$975	10.2
Total or Weighted Average	527	$38,506,007	$73,066	93.4%	47		1,419	$920	5.3

In reviewing the above table, please note:

•	We purchase homes that have been previously renovated and are currently leased. Since purchase, we have incurred a total of approximately $324,000 of post-acquisition improvement costs, primarily related to releasing properties upon turnover of the existing tenants. These costs are included in the “Aggregate Investment” and “Average Investment per Home” metrics above.

•	Acquisition and transaction costs are expensed as incurred. These costs are not included in our “Aggregate Investment” or our “Average Investment per Home” metrics.

•	“Average Monthly Rent” is calculated by dividing the sum of monthly rent for each home by the total number of homes. Our use of rent concessions is extremely limited and has little to no impact on rental figures disclosed herein. We do not have a policy of offering rent concessions.

•	Our policy is to acquire homes that are entirely leased. Of the 527 properties we have acquired as of December 31, 2015, only two were vacant upon acquisition.

Company Executive Offices

We maintain our executive offices in 3,200 square feet of leased office space located at 875 Prospect Street, Suite 304, La Jolla, California. The lease term is 64 months, expiring May 1, 2021. Monthly rent is $6,400, subject to annual step increases of approximately 3% commencing on February 1, 2017 and ending February 1, 2021.

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

Fiscal Year Ended December 31, 2015	High	Low
Fourth Quarter	$7.00	$6.45
Third Quarter	$8.98	$7.00
Second Quarter	$9.00	$8.50
First Quarter	$9.20	$9.00

Fiscal Year Ended December 31, 2014	High	Low
Fourth Quarter	$15.80	$0.05
Third Quarter	$15.80	$8.40
Second Quarter	$11.00	$10.00
First Quarter	$11.00	$7.60

Holders of Record

As of March 24, 2016, there were approximately 80 holders of record of our common stock.

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

As of the date of this report, we have not granted any options under our 2012 Plan nor have we granted any non-plan options. We have granted 496,359 shares of our common stock in restricted stock awards under the 2012 Plan. As of December 31, 2015, 1,153,641 shares of our common stock initially reserved for issuance under our 2012 Plan remain available for future issuance to employees, directors, consultants, and other service providers. The following table sets forth certain information as of December 31, 2015 about our 2012 Plan and the non-plan options.

(c)
Number of Securities
Remaining Available for
	(a)		Future Issuance Under
	Number of Securities	(b)	Equity Compensation
	to be Issued Upon	Weighted-Average	Plans
	Exercise of	Exercise Price of	(Excluding Securities
Plan Category	Outstanding Options(1)	Outstanding Options	Reflected In Column (a))
Equity compensation plans approved by security holders	—	$ N/A	1,153,641
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	$ N/A	1,153,641

(1)	Does not reflect the 496,359 shares of restricted stock granted pursuant to our 2012 Plan.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of the date of this report, we have invested an aggregate of approximately $38.5 million and own a total of 527 homes, of which 256 homes are in the Jacksonville, Florida metropolitan area, 168 homes are in the Houston, Texas metropolitan area, 94 homes are in the Memphis, Tennessee metropolitan area (with two of the Memphis homes located just across the border in Mississippi) and nine homes are in the Atlanta, Georgia metropolitan area.

As of the date of this report, we have entered into purchase agreements for the acquisition of up to 85 additional homes in the Jacksonville, Florida metropolitan area for the aggregate purchase price of up to approximately $5,700,000 and up to 100 additional homes in the Houston, Texas metropolitan area for the aggregate purchase price of up to approximately $8,800,000. The closing date for the purchase of the Jacksonville and Houston portfolios is April 30, 2016, at which time we intend to purchase the remaining $5,700,000 of the Jacksonville 140 portfolio and the entire Houston 100 portfolio in the amount of $8,800,000. Our acquisition of the 185 homes is subject to our ongoing due diligence inspection of the properties and our completion of a current offering of our equity securities, the proceeds of which will be used, in part, to finance our purchase of the homes. There can be no assurance we will be able to complete the equity offering or consummate the acquisition.

We intend to expand our acquisitions to other select markets in the United States that fit our investment criteria as we continue to evaluate new investment opportunities in different markets. As of December 31, 2015, our portfolio properties are currently 93.4% occupied. Our portfolio properties to date have been acquired from available cash and with the proceeds from four secured loan transactions with Silvergate Bank pursuant to which we have borrowed a total of $19,890,410. Our loan transactions with Silvergate Bank are secured by first priority liens and related rents on 168 homes in the Houston, Texas metropolitan area, 256 homes in the Jacksonville, Florida metropolitan area and 92 homes in the Memphis, Tennessee metropolitan area.

Our principal objective is to generate cash flow and distribute resulting profits to our stockholders in the form of distributions, while gaining home price appreciation, or HPA, at the same time through the ownership of our portfolio properties. With this objective in mind, we have developed our primary business strategy of acquiring portfolios of stabilized or leased SFRs. We believe the execution of this strategy will allow us to generate immediate and steady cash flow from the rental income from the SFRs that we acquire while potentially gaining significant HPA over time. HPA is a metric most of our competitors use to project total returns. We believe cash flow is a better metric to project returns because cash flow is realized currently while HPA is unrealized and deferred until the assets are sold. While our goal is to grow our company and generate available cash flow from the rental income of our SFRs that will allow us to pay all of our operating costs for the operation of our portfolio properties and distribute profits to our stockholders in the form of quarterly dividends, there can be no assurance we will be able to do so.

Highlights of 2015

•	Investments in Real Estate. During 2015, we increased our net investment in homes by $9,121,752 for a total investment of $38,506,007, increasing our inventory by 132 homes from 395 to 527 single family homes.

•	Acquisition of Bank Financing. During 2015, we completed two bank financings totaling $8,402,880 of proceeds. Funds provided by the bank loans were utilized for investments in real estate and operating capital.

Property Portfolio

The following tables represent our investment in the homes as of December 31, 2015:

				Total		Investments
	Number		Buildings and	Investments	Accumulated	in Real Estate
	of Homes	Land	Improvements	in Real Estate	Depreciation	Net

Total at December 31, 2012	5	$67,019	$276,391	$343,410	$(1,400)	$342,010

Purchases and improvements during 2013:
Houston, TX	150	2,394,359	9,198,173	11,592,532	(55,750)	11,536,782
Atlanta, GA	4	52,631	210,797	263,428	(16,800)	246,628

Total at December 31, 2013	159	$2,514,009	$9,685,361	$12,199,370	$(73,950)	$12,125,420

Purchases and improvements during 2014:
Houston, TX	18	319,500	1,236,765	1,556,265	(375,533)	1,180,732
Jacksonville, FL	123	1,506,938	6,865,952	8,372,890	(50,239)	8,322,651
Memphis, TN	95	1,082,200	6,160,183	7,242,383	(74,474)	7,167,909
Atlanta, GA improvements	-	-	13,347	13,347	(17,918)	(4,571)

Total at December 31, 2014	395	$5,422,647	$23,961,608	$29,384,255	$(592,114)	$28,792,141

Purchases and improvements during 2015:
Houston, TX improvements	-	-	34,938	34,938	(380,630)	(345,692)
Jacksonville, FL	133	1,345,453	7,723,661	9,069,114	(415,172)	8,653,942
Memphis, TN improvements	-	-	60,550	60,550	(226,188)	(165,638)
Memphis, TN (disposition)	(1)	(6,750)	(38,250)	(45,000)	1,507	(43,493)
Atlanta, GA improvements	-	-	2,150	2,150	(18,276)	(16,126)

Total at December 31, 2015	527	$6,761,350	$31,744,657	$38,506,007	$(1,630,873)	$36,875,134

Net investment in homes, as shown above, consists of the following as of December 31:

	2015				2014
	Number of Homes			Investment	Number of Homes			Investment
Market Location	Total	Leased	% Leased	Net	Total	Leased	% Leased	Net
Houston, TX	168	165	98%	$12,371,822	168	166	99%	$12,717,514
Jacksonville, FL	256	229	89%	16,976,593	123	117	95%	8,322,651
Memphis, TN	94	90	96%	6,958,778	95	90	95%	7,167,909
Atlanta, GA	9	8	89%	567,941	9	8	89%	584,067
	527	492	93%	$36,875,134	395	381	96%	$28,792,141

We plan to continue to acquire and manage single-family homes with a focus on long term earnings growth and appreciation in asset value. Our ability to identify and acquire single-family properties that meet our investment criteria will be affected by home prices in our markets, the inventory of properties available through our acquisition channels, competition for our target assets, our capital available for investment, and the cost of that capital. We believe the housing environment in our markets remain attractive for single-family property acquisitions and rentals. Pricing for housing in certain markets remain attractive and demand for housing is growing. At the same time, we continue to face relatively steady competition for new properties and residents from local operators and institutional managers. Housing prices across all of our markets have appreciated over the past year. Despite these gains, we believe housing in certain of our markets continue to provide attractive acquisition opportunities and remain inexpensive relative to replacement cost and affordability metrics.

We anticipate continued strong rental demand for single-family homes. While new building activity has begun to increase, it remains below historical averages and we believe substantial under-investment in residential housing over the past years will create upward pressure on home prices and rents as demand exceeds supply.

Results of Operations

For the year ended December 31, 2015, we had total rental and other income of $4,965,648 compared to total rental and other income of $2,620,128 for calendar year 2014. The increase in total rental and other income is due to the increase in rental homes owned for the 2015 time period as compared to 2014. At the beginning of 2015, we owned 395 homes and increased our inventory to 527 by the end of 2015. In 2014, we started with 159 homes and owned 395 by the end of 2014.

As of December 31, 2015, 492, or approximately 93%, of our 527 homes were occupied. During the year ended December 31, 2015, we had 175 home leases turnover, which represented approximately 33% of our end of the year portfolio. We experienced an average turnover cost per home in the approximate amount of $2,746 for the year ended 2015. As of December 31, 2014, 381, or approximately 96%, of our 395 homes were occupied. During the year ended December 31, 2014, we had 66 home leases turnover, which represented approximately 17% of our end of the year portfolio. We experienced an average turnover cost per home in the approximate amount of $972 for the year ended 2014. The 2014 turnover results were more favorable than the 2015 results due to the fact that many tenants had been placed into leases immediately prior to our purchase of the corresponding portfolios by the prior owners. We expect future turnover amounts and expenses to be similar to our 2015 results.

For the year ended December 31, 2015, we had property operating and maintenance expenses of $1,552,051 compared to $730,965 for the prior year. Property operating and maintenance expenses consist of insurance, property management fees paid to third parties, repairs and maintenance costs, homeowner association fees, and other miscellaneous property costs. Real estate taxes for the year ended December 31, 2015 were $753,994 compared to $384,877 for the year ended December 31, 2014. The increase in property operating, maintenance and real estate taxes from 2014 to 2015 reflects the corresponding increase in our inventory of single family homes. We had net operating income from rentals of $2,659,603 in 2015 compared to net operating income from rentals of $1,504,286 in the prior year. This results in a net operating income margin of approximately 54% in 2015 compared to a net operating income margin of 57% in 2014. The decrease in margin relates primarily to a proportional increase in repair, maintenance and turn cost expense in 2015 when compared to 2014 ratios due to the fact that a large proportion of our homes were newly acquired in 2014 and we had not yet experienced a normal turn and repair cycle.

General and administrative expenses for the year ended December 31, 2015 totaled $1,795,844 compared to general and administrative expenses of $1,298,513 for the prior year. General and administrative expenses consist of personnel costs, outside director fees, occupancy fees, public company filing fees, and other general expenses. The increase in our general and administrative expenses, which includes increases in personnel costs of $441,400, reflects our increased operational and administrative activities in 2015.

Real estate acquisition costs for 2015 totaled $375,780 compared to $454,554 for 2014. Real estate acquisition costs consist primarily of closing costs, due diligence costs and reports, and legal and accounting fees relating to our acquisitions of single family homes. The decrease was due to a decrease in acquisition transactions in 2015 when compared to 2014. Legal and accounting expenses in 2015 totaled $377,528 compared to $272,713 for the prior year. This increase is due primarily to an increase in audit fees resulting from our increased activity in 2015 when compared to the prior year.

Interest expense on our notes payable was $744,000 for the year ended December 31, 2015 compared to $194,363 for 2014. The increase is a result of our new loan financings during 2015 which were utilized to fund our additions to investments in real estate.

Depreciation and amortization on our home investments increased to $1,162,312 in 2015 compared to $613,572 in 2014, reflecting the corresponding increase in our inventory of single family homes.

Net loss for the year ended December 31, 2015 was $1,795,861. The net loss for the year ended December 31, 2014 was $1,329,429. The weighted average number of shares outstanding for the year ended December 31, 2015 increased to 7,016,796 from 5,946,159 for the year ended December 31, 2014 resulting in a net loss per share of $0.26 for the year ended December 31, 2015 and a net loss per share of $0.22 for the year ended December 31, 2014.

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

Our liquidity and capital resources as of December 31, 2015 consisted primarily of cash of $2,140,298. We believe our current liquidity and the expected cash flows from operations will be sufficient to fund the present level of our operations through December 31, 2016. However, our future acquisition activity will depend primarily on our ability to raise funds from the further issuance of shares of our common stock combined with new loan transactions secured by our current and future home inventories. In order to purchase additional single family homes, we intend to opportunistically utilize the capital markets to raise additional capital, including through the issuance of debt and equity securities, but there can be no assurance that we will be able to access adequate liquidity sources on favorable terms, or at all.

Silvergate Credit Facility

During the year ended December 31, 2015, we entered into two loan transactions with Silvergate Bank pursuant to which we borrowed a total of $8,402,880 secured by deeds of trust encumbering a portion of our single family homes. The proceeds of the loans were used by us to purchase additional single family homes. These new loans are described as follows:

On March 13, 2015, we entered into a loan transaction with Silvergate Bank where we issued a promissory note in the amount of $3,526,985. The note provides for monthly interest only payments at a rate of 1.00% over the prime rate (interest rate is 4.50% per annum at December 31, 2015) until April 5, 2017 and, thereafter, monthly payments of interest and principal, based on a 25 year amortization rate until maturity. The entire balance of principal and accrued interest under the note is due and payable on April 5, 2020. The notes are secured by first priority liens and related rents on 125 homes in the Jacksonville, Florida area.

On October 14, 2015, we entered into a loan transaction with Silvergate Bank where we received an additional $4,875,895 of loan proceeds secured by deeds of trust encumbering 131 homes located in Florida. The entire balance of principal and accrued interest is due and payable on November 5, 2020. The note provides for monthly interest only payments at a rate of 1.00% over the prime rate (interest rate is 4.50% per annum at December 31, 2015) until November 5, 2017. Thereafter, monthly payments of interest and principal, based on a 25 year amortization rate will be made until maturity.

Public Offering

We have filed a registration statement on Form S-11 with the SEC for the offer of a minimum of 2,610,000 shares and a maximum of 5,000,000 shares of common stock for sale to the public at an offering price of $5.75 per share. The SEC declared our registration statement effective on February 11, 2016. The common shares are being offered by us on a best-efforts basis. Unless the minimum offering is completed by March 31, 2016, or we elect to extend the minimum offering for up to an additional 60 days, the offering will terminate. If the minimum offering is completed by such date, the offering will continue until the earlier of (1) all shares are sold; (2) our decision to terminate the offering; or (3) December 31, 2016.

Operating Activities

We had net cash provided by operating activities of $197,136 in 2015. This resulted from a net loss of $1,795,861, after adding back depreciation and amortization of $1,162,312 and deferred loan fees of $96,640, deducting gain on disposal of real estate of $26,382, and then increasing the amount by the net change in operating assets and liabilities of $760,427.

We used $795,505 for operating activities in 2014. This resulted from a net loss of $1,329,429 after adding back depreciation and amortization of $613,572, non-cash stock compensation of $195,000, amortization of loan fees of $29,052, and then reducing the amount by the net change in operating assets and liabilities of $303,700.

Investing Activities

In 2015, we invested $9,166,752 in new homes, $172,690 in lease origination costs relating to those acquisitions, $47,418 in increases in escrow deposits, and received $69,875 of proceeds from the disposition of real estate for a total of $9,316,985 of cash used in investing activities.

In 2014, we invested $17,184,885 in acquisitions of single family homes, and $188,515 in lease origination costs relating to those acquisitions, reduced by a release of cash in escrow deposits of $54,645, for a total of $17,318,755 of cash used in investing activities.

Financing Activities

In 2015, we had net cash provided by financing activities of $7,916,911 derived from $8,402,880 of proceeds from notes payable, less $34,610 of payments of notes payable, less $244,052 of deferred loan fees relating to those notes, less payments of deferred stock issuance costs of $207,307.

We had net cash provided by financing activities of $19,322,986 in 2014 derived from $11,522,140 from the issuance of notes payable, less $362,596 of deferred loan fees relating to those notes, $8,600,000 of proceeds from the issuance of common stock, less payments of deferred stock issuance costs of $436,558.

Our future acquisition activity relies primarily on our ability to raise funds from the further issuance of common shares combined with new loan transactions secured by our current and future home inventories. We remain focused on acquiring new capital. We believe our current cash balance combined with our estimated future net rental revenue is sufficient to fund our operating activities for calendar year 2016.

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

Investments in Real Estate

We account for our investments in real estate as business combinations under the guidance of ASC Topic 805, Business Combinations (“ASC 805”) and these acquisitions are recorded at their estimated fair value. The purchase price is allocated to land, building and the existing leases based upon their fair values at the date of acquisition, with acquisition costs expensed as incurred. In making estimates of fair values for purposes of allocating purchase price, we utilize our market knowledge and published market data. The estimated fair value of acquired in-place leases represents the expected costs we would have incurred to lease the property at the date of acquisition. Each portfolio of single family homes acquired is recorded as a separate business combination.

Buildings and improvements are depreciated over estimated useful lives of approximately 10 to 27.5 years using the straight-line method. Lease origination costs are amortized over the average remaining term of the in-place leases which is generally less than one year. Maintenance and repair costs are charged to expenses as incurred.

We assess our investments in real estate for impairment whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, we determine whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company has not recognized any impairment losses for the years ended December 31, 2015 and 2014.

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

Income Taxes

The tax benefit of uncertain tax positions is recognized only if it is “more likely than not” that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority, having full knowledge of all the relevant information. As of December 31, 2015 and 2014, we had no unrecognized tax benefits.

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

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of December 31, 2015 or the date of this report.

New Accounting Pronouncements

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Reven Housing REIT, Inc.

We have audited the accompanying consolidated balance sheets of Reven Housing REIT, Inc. (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reven Housing REIT, Inc. as of December 31, 2015 and 2014, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2015 in accordance with accounting principles generally accepted in the United States of America.

/s/ Squar Milner LLP

Newport Beach, California

March 24, 2016

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2015 and 2014

	2015	2014
ASSETS

Investments in real estate:
Land	$6,761,350	$5,422,647
Buildings and improvements	31,744,657	23,961,608
	38,506,007	29,384,255
Accumulated depreciation	(1,630,873)	(592,114)
Investments in real estate, net	36,875,134	28,792,141

Cash	2,140,298	3,343,236
Rents and other receivables	239,928	157,230
Property tax and insurance reserves	-	260,123
Prepaid expenses and deposits	96,318	124,781
Escrow deposits	143,901	96,483
Lease origination costs, net	218,789	168,145
Deferred loan fees, net	480,956	333,544
Deferred stock issuance costs	742,757	535,450

Total Assets	$40,938,081	$33,811,133

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities	$1,143,438	$718,162
Security deposits	435,267	306,004
Notes payable	19,890,410	11,522,140

Total Liabilities	21,469,115	12,546,306

Commitments and contingencies (Note 11)

Stockholders' Equity
Preferred stock, $.001 par value; 25,000,000 shares authorized; No shares issued or outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized; 7,016,796 shares issued and outstanding	7,017	7,017
Additional paid-in capital	24,601,295	24,601,295
Accumulated deficit	(5,139,346)	(3,343,485)

Total Stockholders' Equity	19,468,966	21,264,827

Total Liabilities and Stockholders' Equity	$40,938,081	$33,811,133

The accompanying notes are an integral part of the consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2015 and 2014

	2015	2014

Revenue:
Rental income	$4,934,201	$2,599,542
Other income	31,447	20,586
	4,965,648	2,620,128

Expenses:
Property operating and maintenance	1,552,051	730,965
Real estate taxes	753,994	384,877
Acquisition costs	375,780	454,554
Depreciation and amortization expense	1,162,312	613,572
General and administration	1,795,844	1,298,513
Legal and accounting	377,528	272,713
Interest expense	744,000	194,363
Total expenses	6,761,509	3,949,557

Net loss	$(1,795,861)	$(1,329,429)

Net loss per share
(Basic and fully diluted)	$(0.26)	$(0.22)

Weighted average number of common shares outstanding	7,016,796	5,946,159

The accompanying notes are an integral part of the consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2015 and 2014

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance at January 1, 2014	4,393,046	$4,393	$16,036,648	$(2,014,056)	$14,026,985

Net proceeds from issuances of shares	2,150,000	2,150	8,370,121	-	8,372,271

Stock compensation	473,750	474	194,526	-	195,000

Net loss	-	-	-	(1,329,429)	(1,329,429)

Balance at December 31, 2014	7,016,796	7,017	24,601,295	(3,343,485)	21,264,827

Net loss	-	-	-	(1,795,861)	(1,795,861)

Balance at December 31, 2015	7,016,796	$7,017	$24,601,295	$(5,139,346)	$19,468,966

The accompanying notes are an integral part of the consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2015 and 2014

	2015	2014
Cash Flows From Operating Activities:
Net loss	$(1,795,861)	$(1,329,429)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,162,312	613,572
Stock compensation	-	195,000
Amortization of deferred loan fees	96,640	29,052
Gain on disposal of real estate	(26,382)	-
Changes in operating assets and liabilities:
Rents and other receivables	(82,698)	(147,177)
Property tax and insurance reserves	260,123	(260,123)
Prepaid expenses and deposits	28,463	(124,781)
Accounts payable and accrued liabilities	425,276	79,362
Security deposits	129,263	149,019
Net cash provided by (used in) operating activities	197,136	(795,505)

Cash Flows From Investing Activities:
Additions to investments in real estate	(9,166,752)	(17,184,885)
Proceeds from disposition of real estate	69,875	-
Lease origination costs	(172,690)	(188,515)
Escrow deposits	(47,418)	54,645
Net cash used in investing activities	(9,316,985)	(17,318,755)

Cash Flows From Financing Activities:
Proceeds from notes payable	8,402,880	11,522,140
Payment of notes payable	(34,610)	-
Payment of loan fees	(244,052)	(362,596)
Proceeds from common stock issuance	-	8,600,000
Payments of stock issuance costs	(207,307)	(436,558)
Net cash provided by financing activities	7,916,911	19,322,986

Net (Decrease) Increase In Cash	(1,202,938)	1,208,726
Cash at the Beginning of the Year	3,343,236	2,134,510

Cash at the End of the Year	$2,140,298	$3,343,236

Supplemental Disclosure:

Cash paid for interest	$625,421	$124,501

The accompanying notes are an integral part of the consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

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

As of December 31, 2015 the Company owned 527 single family homes in the Houston, Jacksonville, Memphis and Atlanta metropolitan areas.

The Company filed a registration statement on Form S-11 with the SEC for the offer of a minimum of 2,610,000 shares and a maximum of 5,000,000 shares of common stock for sale to the public at an offering price of $5.75 per share. The SEC declared the Company’s registration statement effective on February 11, 2016. The common shares are being offered by the Company on a best-efforts basis. Unless the minimum offering is completed by March 31, 2016, or the Company elects to extend the minimum offering for up to an additional 60 days, the offering will terminate. If the minimum offering is completed by such date, the offering will continue until the earlier of (1) all shares are sold; (2) the Company’s decision to terminate the offering; or (3) December 31, 2016.

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

The carrying value of the Company’s notes payable, as reported in the accompanying consolidated balance sheets, approximates fair value due to their floating market interest rate and due to the fact that their security and payment terms are similar to other debt instruments currently being issued.

Reclassifications

Certain amounts for 2014 have been reclassified to conform to the current year’s presentation.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments in Real Estate

The Company accounts for its investments in real estate as business combinations under the guidance of ASC Topic 805, Business Combinations (“ASC 805”) and these acquisitions are recorded at their estimated fair value. The purchase price is allocated to land, building and the existing leases based upon their fair values at the date of acquisition, with acquisition costs expensed as incurred. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes its own market knowledge and published market data. The estimated fair value of acquired in-place leases represents the expected costs the Company would have incurred to lease the property at the date of acquisition. Each portfolio of single family homes acquired is recorded as a separate business combination.

Buildings and improvements are depreciated over estimated useful lives of approximately 10 to 27.5 years using the straight-line method. Lease origination costs are amortized over the average remaining term of the in-place leases which is generally less than one year. Maintenance and repair costs are charged to expenses as incurred.

The Company assesses its investments in real estate for impairment whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company has not recognized any impairment losses for the years ended December 31, 2015 and 2014.

Cash

The Company maintains its cash at financial institutions. The combined account balances at one or more institutions typically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes that the risk is not significant, as the Company does not anticipate the financial institutions’ non-performance. As of December 31, 2015 and 2014, the Company did not have any cash equivalents.

Rents and Other Receivables

Rents and other receivables represent the amount of rent receivables, security deposits and net rental funds which are held by the property managers on behalf of the Company, net of any allowance for amounts deemed uncollectible. The Company has not recognized any allowance for doubtful accounts as of December 31, 2015 and 2014.

Property Tax and Insurance Reserves

Property tax and insurance reserves represented amounts held in accordance with the terms of the Company’s notes payable for property taxes and insurance. During the first quarter of 2015, the lender waived this requirement and the amounts previously held in escrow have been released to the Company.

Escrow Deposits

Escrow deposits include refundable and non-refundable cash and earnest money on deposit with third parties for future property purchases. As of December 31, 2015, the Company had offers accepted to purchase residential properties for an aggregate amount of $14,486,000 and had corresponding refundable earnest deposits for these purchases of $143,901. However, not all of these properties are certain to be acquired because properties may fall out of escrow through the closing process for various reasons and these purchases are contingent on the Company’s ability to secure the debt or equity financing required to fund the acquisition.

Deferred Loan Fees

Costs incurred in the placement of the Company’s debt are deferred and amortized using the effective interest method over the term of the loans as a component of interest expense on the consolidated statements of operations. Deferred loan costs and fees totaled $606,648 and accumulated amortization totaled $125,692 as of December 31, 2015. Deferred loan closing costs and fees totaled $362,596 and accumulated amortization totaled $29,052 as of December 31, 2014. Amortization expense for these loan fees was $96,640 and $29,052 for the years ended December 31, 2015 and 2014, respectively.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Stock Issuance Costs

Deferred stock issuance costs represent amounts paid for legal, consulting, and other offering expenses in conjunction with the future raising of additional capital to be completed within one year. These costs are netted against additional paid-in capital as a cost of the stock issuance upon closing of the respective stock placement. During the year ended December 31, 2014, $227,729 of deferred stock issuance costs were netted against additional paid-in capital as a cost of stock issued.

Security Deposits

Security deposits represent amounts deposited by tenants at the inception of the lease. As of December 31, 2015 and 2014, the Company had $435,267 and $306,004, respectively, in resident security deposits. Security deposits are refundable, net of any outstanding charges and fees, upon expiration of the underlying lease.

Revenue Recognition

Property is leased under short term rental agreements of generally one year and revenue is recognized over the lease term on a straight-line basis.

Income Taxes

The tax benefit of uncertain tax positions is recognized only if it is “more likely than not” that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority, having full knowledge of all the relevant information. As of December 31, 2015 and 2014, the Company had no unrecognized tax benefits.

The Company intends to elect to be taxed as a real estate investment trust (“REIT”), as defined in the Internal Revenue Code, commencing with the taxable year ended December 31, 2015. However, the Company has not completed its evaluation of all requirements necessary to qualify as a REIT. Management believes that the Company will be able to satisfy these requirements for qualification as a REIT. Accordingly, the Company does not expect to be subject to federal income tax, provided that it qualifies as a REIT and distributions to the stockholders equal or exceed REIT taxable income.

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

December 31, 2015 and 2014

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

Net Loss Per Share

Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share. For the years ended December 31, 2015 and 2014, potentially dilutive securities excluded from the calculations were 263,588 shares issuable upon exercise of outstanding warrants granted in prior years.

On November 5, 2014, the Company effected a 1-for-20 reverse stock split of the issued common stock. Each stockholder’s percentage ownership and proportional voting power generally remained unchanged as a result of the reverse stock split. All applicable share data, per share amounts and related information in the consolidated financial statements and notes thereto have been adjusted to give effect to the 1-for-20 reverse stock split.

Segment Reporting

The Company has determined that it has one reportable segment with activities related to leasing and operating single-family homes as rental properties. The Company's properties are geographically dispersed and management evaluates operating performance at the market level and while each market and its properties are unique, the aggregate market portfolios have similar economic interests and operating performance. As of December 31, 2015, approximately 48% of the Company’s properties were located in Jacksonville, Florida, approximately 32% of the Company’s properties were located in Houston, Texas, and approximately 18% of the Company’s properties were located in Memphis, Tennessee.

New Accounting Pronouncements

The Company is currently evaluating all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

NOTE 3. INVESTMENTS IN REAL ESTATE

The Company’s investment in real estate consists of single family homes purchased by the Company. The homes are generally leased to individual tenants under leases with terms of one year or less.

The following table summarizes the Company’s investments in real estate:

				Total		Investments
	Number		Buildings and	Investments	Accumulated	in Real Estate
	of Homes	Land	Improvements	in Real Estate	Depreciation	Net

Total at January 1, 2014	159	$2,514,009	$9,685,361	$12,199,370	$(73,950)	$12,125,420

Purchases and improvements during 2014:
Houston, TX	18	319,500	1,236,765	1,556,265	(375,533)	1,180,732
Jacksonville, FL	123	1,506,938	6,865,952	8,372,890	(50,239)	8,322,651
Memphis, TN	95	1,082,200	6,160,183	7,242,383	(74,474)	7,167,909
Atlanta, GA improvements	-	-	13,347	13,347	(17,918)	(4,571)

Total at December 31, 2014	395	$5,422,647	$23,961,608	$29,384,255	$(592,114)	$28,792,141

Purchases and improvements during 2015:
Houston, TX	-	-	34,938	34,938	(380,630)	(345,692)
Jacksonville, FL	133	1,345,453	7,723,661	9,069,114	(415,172)	8,653,942
Memphis, TN	-	-	60,550	60,550	(226,188)	(165,638)
Memphis, TN (disposition)	(1)	(6,750)	(38,250)	(45,000)	1,507	(43,493)
Atlanta, GA improvements	-	-	2,150	2,150	(18,276)	(16,126)

Total at December 31, 2015	527	$6,761,350	$31,744,657	$38,506,007	$(1,630,873)	$36,875,134

For the year ended December 31, 2015, the Company included $698,976 of rental income, $366,809 of property operating, maintenance and real estate taxes, $375,780 of acquisition costs, $118,180 of depreciation, and net loss of $161,793 in its consolidated statements of operations related to the Company’s acquisitions of additional properties during 2015.

For the year ended December 31, 2014, the Company included $830,148 of rental income, $325,736 of property operating, maintenance and real estate taxes, $454,554 of acquisition costs, $178,521 of depreciation, and net loss of $128,663 in its consolidated statements of operations related to the Company’s acquisitions of additional properties during 2014.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

NOTE 3. INVESTMENTS IN REAL ESTATE (continued)

Unaudited Pro Forma Financial Information

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the years ended December 31, 2015 and 2014 prepared as if all of the Company’s acquisitions of properties in 2015 and 2014 occurred on January 1, 2014. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods.

	For the Year Ended December 31
	2015	2014

Rental income	$5,505,588	$4,973,401
Property operating, maintenance and real estate taxes	$2,581,141	$2,309,751
Depreciation and amortization	$1,275,312	$1,295,232
Net loss	$(1,491,237)	$(2,538,505)
Net loss per share, basic and fully diluted	$(0.21)	$(0.43)
Weighted average number of common shares outstanding, basic and fully diluted	7,016,796	5,946,159

The unaudited pro forma information for the years ended December 31, 2015 and 2014 has been adjusted to include all acquisition fees and expenses related to the acquisitions as being recorded on January 1, 2014 and additionally to include the additional interest expense relating to the Company’s 2015 and 2014 borrowings.

NOTE 4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At December 31, 2015 and 2014, accounts payable and accrued liabilities consisted of the following:

	2015	2014

Accounts payable	$321,815	$12,673
Property taxes payable	415,124	292,290
Accrued legal, board fees and other expenses	343,750	372,389
Interest payable	62,749	40,810
	$1,143,438	$718,162

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

NOTE 5. NOTES PAYABLE

On June 12, 2014, Reven Housing Texas, LLC, a wholly owned subsidiary of the Company, received loan proceeds and issued a promissory note in the principal amount of up to $7,570,000 to Silvergate Bank, secured by deeds of trust encumbering the Company’s homes located in Texas. The entire balance of principal and accrued interest is due and payable on July 5, 2019. The note provides for monthly interest - only payments at a rate of 1.00% over the prime rate (interest rate is 4.50% per annum at December 31, 2015) until July 5, 2016. Thereafter, monthly payments of interest (1.00% over the prime rate) and principal, based on a 25 year amortization rate, will be made until maturity. The note has a prepayment penalty of 3% calculated on principal amounts prepaid prior to July 5, 2016. There is no prepayment penalty on amounts paid after such date.

On November 17, 2014, Reven Housing Tennessee, LLC, a wholly owned subsidiary of the Company, received loan proceeds and issued a promissory note in the principal amount of $3,952,140 to Silvergate Bank, secured by deeds of trust encumbering primarily all of the Company’s homes located in Tennessee. The entire balance of principal and accrued interest is due and payable on December 5, 2019. The note provides for monthly interest - only payments at a rate of 1.00% over the prime rate (interest rate is 4.50% per annum at December 31, 2015) until December 5, 2016. Thereafter, monthly payments of interest (1.00% over the prime rate) and principal, based on a 25 year amortization rate, will be made until maturity. The note has a prepayment penalty of 3% calculated on principal amounts prepaid prior to December 5, 2016. There is no prepayment penalty on amounts paid after such date. The Company paid $34,610 of principal on this note in 2015 upon the disposition of one of the homes.

On March 13, 2015, Reven Housing Florida, LLC, a wholly owned subsidiary of the Company, received loan proceeds and issued a promissory note in the principal amount of $3,526,985 to Silvergate Bank, secured by deeds of trust encumbering 125 of the Company’s homes located in Florida. The entire balance of principal and accrued interest is due and payable on April 5, 2020. The note provides for monthly interest only payments at a rate of 1.00% over the prime rate (interest rate is 4.50% per annum at December 31, 2015) until April 5, 2017. Thereafter, monthly payments of interest (1.00% over the prime rate) and principal, based on a 25 year amortization rate, will be made until maturity. The note has a prepayment penalty of 3% calculated on principal amounts prepaid prior to April 5, 2017. There is no prepayment penalty on amounts paid after such date.

On October 14, 2015, Reven Housing Florida 2, LLC, a wholly owned subsidiary of the Company, received $4,452,382 of loan proceeds and issued a promissory note to Silvergate Bank. On December 10, 2015 an additional $423,513 of proceeds was received by the Company resulting in a total outstanding principal amount of $4,875,895 for this note at December 31, 2015. The loan is secured by deeds of trust encumbering 131 of the Company’s homes located in Florida. The entire balance of principal and accrued interest is due and payable on November 5, 2020. The note provides for monthly interest only payments at a rate of 1.00% over the prime rate (current interest rate is 4.50% per annum at December 31, 2015) until November 5, 2017. Thereafter, monthly payments of interest and principal, based on a 25 year amortization rate, will be made until maturity. The note has a prepayment penalty of 3% calculated on principal amounts prepaid prior to November 5, 2017. There is no prepayment penalty on amounts paid after that date.

The terms of the notes also provide for lender reserve accounts for taxes and insurance reserves. As of December 31, 2014, a total of $260,123 was held in these lender escrow accounts. During the first quarter of 2015, the lender waived this requirement and the amounts previously held in escrow have been released to the Company.

During the years ended December 31, 2015 and 2014, the Company incurred $744,000 and $194,363, respectively, of interest expense related to the notes payable, which includes $96,640 and $29,052, respectively, of amortization of deferred loan fees.

A summary of the Company’s notes payable as of December 31, 2015 and 2014 is as follows:

	2015	2014
Note
Reven Housing Texas, LLC	$7,570,000	$7,570,000
Reven Housing Tennessee, LLC	3,917,530	3,952,140
Reven Housing Florida, LLC	3,526,985	-
Reven Housing Florida 2, LLC	4,875,895	-
	$19,890,410	$11,522,140

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

NOTE 5. NOTES PAYABLE (continued)

A schedule of future minimum principal payments under the terms of the loans for the following years is as follows:

2016	68,960
2017	318,168
2018	458,419
2019	11,089,038
2020	7,955,825
$19,890,410

NOTE 6. STOCKHOLDERS’ EQUITY

On April 4, 2014, the Company issued 675,000 shares of its common stock for a purchase price of $4.00 per share for gross proceeds of $2,700,000 in a private placement. On May 16, 2014, the Company completed the final tranche of this follow-on private placement with the same accredited investor upon the receipt of additional gross proceeds of $5,900,000 and issued an additional 1,475,000 shares of its common stock for a purchase price of $4.00 per share. Offering costs related to this follow-on private placement totaled $227,729 resulting in combined net proceeds of $8,372,271.

On November 5, 2014, the Company effected a 1-for-20 reverse stock split of issued common stock. In conjunction with the reverse stock split, the Board of Directors approved a change in the number of authorized common shares from 600,000,000 to 100,000,000, which change was effected immediately after the effectiveness of the reverse stock split. Additionally, the par value of the shares was modified from $.02 to $.001 per share so that the par value per share of the common stock before the reverse stock split and after the reverse stock split remained at $.001 per share. References in these consolidated financial statements and notes thereto have been adjusted to retroactively account for the effects of the reverse split.

The Company has outstanding warrants that allow holders to purchase up to 263,588 shares at an exercise price of $4.00 per share.  The warrants will expire on September 27, 2018, if not exercised prior to that date.

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

On October 16, 2014, the Board of Directors authorized the issuance of, and the Company issued, an aggregate of 425,000 shares of the Company’s common stock under the 2012 Plan to certain officers and consultants of the Company. The shares issued are subject to restrictions and future vesting conditions based on the Company reaching certain future milestones. None of the shares were vested as of the issuance date. Compensation expense will be recognized in the applicable future periods should the applicable milestones be achieved in accordance with the vesting schedule. As of December 31, 2015 there is no assurance that these milestones will in fact be achieved and that the shares will in fact vest in the future.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

NOTE 8. INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and expected carry-forwards are available to reduce taxable income. The Company records a valuation allowance when, in the opinion of management, it is more likely than not, that the Company will not realize some or all deferred tax assets. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance equal to the deferred tax asset at December 31, 2015 and 2014. At December 31, 2015 and December 31, 2014, the Company had federal and state net operating loss carry-forwards of approximately $2,900,000 and $1,511,000 respectively. The federal and state tax loss carry-forwards will begin to expire in 2032, unless previously utilized.

Pursuant to Internal Revenue Code Section 382, use of the Company’s net operating loss carry-forwards may be limited if a cumulative change in ownership of more than 50% occurs within a three year period. Management believes that such an ownership change had occurred but has not performed a study of the limitations on the net operating losses.

The Company plans to elect REIT status effective for the year ended December 31, 2015, should it meet all requirements allowing it to do so. The Company would then generally not be subject to income taxes assuming it complied with the specific distribution rules applicable to REITs. The Company is currently in the process of evaluating whether it will meet the REIT requirements for 2015. The Company has also incurred current and prior year net operating losses, thus is not expecting to incur current income tax expenses, and due to its expectations of electing REIT status commencing in 2015, is not expected to realize any future tax benefits from the current years, or prior years’ operating losses.

Significant components of the Company’s deferred tax assets are as follows:

	2015	2014
Deferred tax assets:
Start-up and acquisition costs	$500,000	$400,000
Net operating losses	1,276,000	640,000
	1,776,000	1,040,000
Valuation allowance	(1,776,000)	(1,040,000)
Net deferred tax assets	$-	$-

Expected income tax (benefit) by applying the statutory income tax rate to net loss differs from the actual tax provision as follows:

	2014	2014
Tax computed at the federal statutory rate	$(630,000)	$(450,000)
State taxes	(160,000)	(80,000)
Valuation allowance	790,000	530,000
Total provision	$-	$-

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

NOTE 9. RELATED PARTY TRANSACTIONS

The Company sub-leased office space on a month-to-month basis from Reven Capital, LLC which is wholly-owned by Chad M. Carpenter, a shareholder of the Company and its Chief Executive Officer, through January 31, 2016. Rental payments totaled $36,000 and $34,555 for the years ended December 31, 2015 and 2014, respectively.

NOTE 10. RENTAL INCOME

The Company generally rents single family homes to individuals under non-cancelable lease agreements with a term of one year. Future minimum rental revenues under existing leases on properties as of December 31, 2015 are expected to be as follows:

2016	1,928,499
2017	707,196
$2,635,695

NOTE 11. COMMITMENTS AND CONTINGENCIES

Legal and Regulatory

The Company is subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of the Company’s business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements and, therefore, no accrual has been recorded as of the years ended December 31, 2015 and 2014.

Operating Lease

On December 21, 2015, the Company entered into a new office lease agreement. The lease term is 64 months and commences on February 1, 2016 when the Company will relocate to the new space. In addition to monthly rent and utility payments, the Company will also pay its proportionate share of all common area maintenance and taxes above certain 2016 base costs. The lease is subject to annual rent payment escalation clauses.

A schedule of future minimum lease payments under the operating lease for the following years is as follows:

2016	57,600
2017	65,728
2018	81,279
2019	83,717
2020	86,229
2021	36,881
$411,434

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Dislsoure

Not applicable.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures ..

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

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report. Based on this evaluation, our chief executive officer and chief financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

(b)	Management’s report on internal controls over financial reporting.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision of and with the participation of our chief executive officer and chief financial officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, and our overall control environment.

Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

There were no changes to our internal control over financial reporting (as defined in Rules 15a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Our Board of Directors consists of eight directors. Of these eight directors, we believe that seven, constituting a majority, are considered “independent” with independence being determined in accordance with the listing standards established by the NASDAQ Capital Market.

Set forth below are the names, ages and positions of our directors and executive officers as of the date of this report.

Name	Age	Position
Chad M. Carpenter	50	President, Chief Executive Officer, Chairman of the Board of Directors
Thad L. Meyer	55	Chief Financial Officer, Chief Operating Officer, Secretary
Jon Haahr	62	Director
Xiaofan Bai	33	Director
Xiaohang Bai	27	Director
Siyu Lan	38	Director
Christopher Gann	59	Director
William Yifeng Huang	29	Director
Richard Xinghua Wang	33	Director

Set forth below is biographical information for each of our directors and executive officers.

Chad M. Carpenter has served as our President and Chief Executive Officer and as a member of our Board of Directors since July 2, 2012, and as the Chairman of our Board of Directors since August 29, 2012. Mr. Carpenter also served as our Chief Financial Officer from July 2, 2012 to December 26, 2013 and as our Secretary from July 2, 2012 to July 5, 2012. He has also served as the Chief Executive Officer of our subsidiaries, Reven Housing Georgia, LLC and Reven Housing Texas, LLC, since October 2012 and October 2013, respectively, and as Chief Executive Officer of our subsidiaries, Reven Housing Florida, LLC and Reven Housing Tennessee, LLC, since July 2014. Mr. Carpenter is the Chief Executive Officer and a member of the Board of Directors of Reven Capital, LLC (“Reven Capital”), a private real estate investment firm focused on opportunistic investing, positions he has held since he founded Reven Capital in January 2009. Mr. Carpenter oversees all aspects of Reven Capital’s operations and chairs all investment committees and boards for each of its funds. Prior to founding Reven Capital, Mr. Carpenter served in various executive officer capacities, including Chief Executive Officer and Chief Financial Officer, and a member of the investment committee of Equastone, LLC (“Equastone”) since he co-founded the company in 1994. Equastone was primarily engaged in the investment of office properties in the western and southern regions of the United States. Mr. Carpenter has been involved in over $2 billion in real estate transactions, with over 25 years of experience in real estate, investing, fund management, operations and brokerage across multiple property types. In addition, Mr. Carpenter has experience with international investments and the acquisition of distressed debt and related foreclosure. He is a frequent speaker on the topic of real estate investing and real estate capital markets. In 2005, Mr. Carpenter was selected as one of Real Estate Southern California’s “40 Under 40.” In 2007, he was a finalist for the Ernst & Young Entrepreneur of the Year Award in San Diego and was also chosen as one of the “20 Rising Stars of Real Estate” globally by Institutional Investor News. Mr. Carpenter also currently serves on the Board of Directors of Western Residential Opportunity Fund, LLC, and he was a member of the Board of Directors of Dahc Investments, Inc. from January 2009 to December 2012. Mr. Carpenter holds a Bachelor of Arts degree in Economics from the University of Southern California. We believe that Mr. Carpenter’s experience as president and chief executive officer of Reven Housing REIT, Inc. and his many years of industry experience qualify him to be a member of our Board of Directors.

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

Christopher Gann was appointed to our Board of Directors on November 3, 2014. Mr. Gann has served as a consultant to Nobel Environmental Technologies, a manufacturer of products using recycled paper stock, since November of 2011. Mr. Gann served from April 2012 to May 2015 as Chief Executive Officer of Bullish Energy, LLC, a privately-held natural gas exploration and development company. From February 2008 to March 2009, Mr. Gann served as Chief Executive Officer of Genomatica, a chemical biotechnology company. From May 1981 to January 2008, Mr. Gann was employed by The Dow Chemical Co. (NYSE: DOW) at which he held various executive level positions. Mr. Gann has a Bachelor’s Degree in Business from Universidad Nacional Autonoma de Mexico, where he graduated first in his class, and holds a Masters Degree in Economics from the Universidad de las Americas. We believe that Mr. Gann’s extensive professional experience as a senior executive officer of business enterprises qualify him to be a member of our Board of Directors.

William Yifeng Huang was appointed to our Board of Directors on November 3, 2014. Mr. Huang has served a Director of Peninsula Shanghai Limited, which is engaged in the business of hotel management, since July 2012. Mr. Huang has also served as General Manager of Business Development of Greenland HK, which is engaged in the business of property development, since September 2012. From August 2010 to August 2012, Mr. Huang was employed by Morgan Stanley as an investment banker, and from 2009 to July 2010 Mr. Huang served as a financial analyst for JP Morgan. We believe that Mr. Huang’s professional experience in investment banking, property development and hotel management qualify him to be a member of our Board of Directors.

Richard Xinghua Wang was appointed to our Board of Directors on November 3, 2014. Since 2005, Mr. Wang has been employed by Deloitte Touche Tohmatsu CPA LLP, most recently as Senior Audit Manager since 2014, pursuant to which he has managed audits of international companies, including corporations listed on the NASDAQ Stock Market and New York Stock Exchange. Mr. Wang is a certified public accountant licensed by the State of Alaska and a member of the Chinese Institute of Certified Public Accountants. Mr. Wang holds a Bachelor’s Degree in Science from Shanghai Jiatong University in China. We believe that Mr. Wang’s prior experience as an audit manager of an international PCAOB member firm and his certified public accountant designation qualify him to be a member of our Board of Directors.

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

Additional Information About Our Board of Directors

The number of members of our Board of Directors will be determined from time to time by resolution of our Board of Directors. Our Board of Directors currently consists of eight persons. Our directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Our directors will be recommended for nomination each year by the recently established Nominating and Corporate Governance Committee of our Board of Directors. Two of our shareholders have the right to appoint a total of four nominees to our Board of Directors pursuant to a voting agreement. See “— Voting Agreement” below for additional information.

We are currently pursuing the listing of our common stock on the NASDAQ Capital Market. Generally, the rules of the NASDAQ Capital Market require a majority of directors serving on our Board of Directors to meet standards of independence. Our Board of Directors has determined that all of our directors, with the exception of Mr. Carpenter, meet the independence standards of the NASDAQ Capital Market. Our independent directors meet regularly in executive sessions without members of management present.

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

Item 11.	Executive Compensation

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Chad M. Carpenter, CEO (1)	2015	$240,000	$ 60,000 (4)	$ 60,000 (4)	—	—	—	—	$360,000
	2014	$240,000	—	—	—	—	—	—	$240,000
Thad L. Meyer, CFO (2)	2015	$210,000	$80,000	$ 50,000 (4)	—	—	—	—	$340,000
	2014	$210,000	—	—	—	—	—	—	$210,000
Michael P. Soni, Former Secretary (3)	2015	—	—	$ 20,000 (4)	—	—	—	$260,000	$280,000
	2014	—	—	—	—	—	—	$167,804	$167,804

(1)            Mr. Carpenter received no compensation until September 2013, when the salary provisions of his employment agreement were triggered based on our company reaching the benchmark of at least $10 million of capital raised (net of taxes and expenses). Mr. Carpenter received monthly salary payments of $20,000 during 2014 and 2015 in accordance with that agreement. Commencing January 1, 2016, Mr. Carpenter will receive monthly salary payments of $21,000 in accordance with that agreement.

(2)            Mr. Meyer has served as our Secretary since October 30, 2013, as our CFO since December 26, 2013, and as our COO since April 17, 2014. Mr. Meyer received monthly salary payments of $17,500 during 2014 and 2015. Commencing January 1, 2016, Mr. Meyer will receive monthly salary payments of $18,375.

(3)            Mr. Soni was our Secretary from July 5, 2012 until October 30, 2013. During the fiscal years ended December 31, 2014 and 2015, we paid an aggregate of $167,804 and $280,000, respectively, in consulting fees to Mr. Soni. Mr. Soni’s compensation for 2015 includes consulting fees of $160,000, a cash bonus in the amount of $100,000 and a restricted share grant of 3,478 shares of our common stock valued at $20,000 in accordance with FASB ASC Topic 718. The shares vest in equal one-third annual installments commencing December 31, 2016. Other than such consulting fees, Mr. Soni did not receive any compensation or payments in 2014 or 2015. We do not have an employment agreement with Mr. Soni. During 2014 and 2015, Mr. Soni received monthly consulting payments on a time and materials basis at a rate of $3,076.92 per week. Commencing January 1, 2016, Mr. Soni will receive monthly consulting payments on a time and materials basis at a rate of $3,230.77 per week.

(4)           In February 2016, our compensation committee awarded Mr. Carpenter, Mr. Meyer and Mr. Soni restricted share grants of 10,435 shares, 8,696 shares, and 3,478 shares, respectively, of our common stock. The dollar values of the share grants reflect the grant date fair value computed in accordance with FASB ASC Topic 718. The shares vest in equal one-third annual installments commencing December 31, 2016.

Narrative Disclosure to Summary Compensation Table

Chad M. Carpenter

Mr. Carpenter has served as our President, Chief Executive Officer and director since July 2, 2012, and as Chairman since August 29, 2012. Mr. Carpenter also served as our Chief Financial Officer from July 2, 2012 to December 26, 2013 and as our Secretary from July 2, 2012 to July 5, 2012. Mr. Carpenter received no compensation until September 2013, when the salary provisions of his employment agreement were triggered based on our company reaching the benchmark of at least $10 million of capital raised (net of taxes and expenses). Mr. Carpenter received monthly salary payments of $20,000 during 2014 and 2015 in accordance with that agreement. Commencing January 1, 2016, Mr. Carpenter will receive monthly salary payments of $21,000 in accordance with that agreement.

On March 4, 2013, we entered into an employment agreement with Mr. Carpenter in connection with Mr. Carpenter’s services as our Chief Executive Officer. The employment agreement provides for an initial term of five years and automatically renews for successive two-year terms, unless we or Mr. Carpenter elects not to renew. Under the employment agreement, effective as of the date we have received at least $10 million of capital (net of taxes and expenses), Mr. Carpenter is entitled to begin receiving an annual base salary of $240,000. As of September 2013, we reached that benchmark, and Mr. Carpenter began receiving salary payments pursuant to the employment agreement. Mr. Carpenter will be entitled to bonuses ranging from 50% to 200% of his base salary based on the satisfaction of performance criteria to be established by the Compensation Committee of our Board of Directors. Mr. Carpenter will also be entitled to participate in any benefit plans or other incentive plans that may be offered by us to employees and executives and will be eligible to receive stock options and other equity awards under our 2012 Plan as determined by the Board. In the event that Mr. Carpenter’s employment is terminated by us without cause, Mr. Carpenter leaves for good reason as specified in the employment agreement or the employment agreement is not extended by us without cause or by Mr. Carpenter for good reason, then Mr. Carpenter will be entitled to receive a severance payment equal to two times the sum of his annual base salary and target bonus plus a lump-sum payment equal to the greater of 1% of the value of our company at the time of notice of termination or $2,000,000, less any gross amounts received or realized by Mr. Carpenter in respect of any stock options or equity awards granted to him during the term his employment. Mr. Carpenter will also be entitled to the severance payment if his employment is terminated by us without cause or by Mr. Carpenter for good reason during the 18-month period following a change in control of our company. Furthermore, we have agreed to reimburse Mr. Carpenter for actual expenses incurred in connection with the organization and startup of our business as a housing REIT and any additional expenses incurred during the term of his employment. In addition, on each anniversary of Mr. Carpenter’s employment, our Compensation Committee shall undertake a compensation review of comparable public companies in order to determine the amount of any increases to Mr. Carpenter’s base salary, based on competitive compensation of chief executive officers at such comparable public companies, which amount should be consistent with at least the fiftieth (50%) percentile of such comparable compensation. In February 2016, our compensation committee determined to increase Mr. Carpenter’s salary to $21,000 per month based on its review of the salaries paid by comparable public companies to their to chief executive officers.

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

In February 2016, we granted to Mr. Carpenter 10,435 shares of our common stock pursuant to a restricted stock agreement. The shares are subject to vesting and risk of forfeiture based on Mr. Carpenter’s continued service to our company on each of the vesting dates. The shares vest in equal one-third annual installments commencing December 31, 2016.

Thad L. Meyer

On April 17, 2014, we entered into an employment agreement with Thad L. Meyer in connection with Mr. Meyer’s services as our Chief Financial Officer, Chief Operating Officer, and Secretary. The employment agreement provides for an initial term of five years and automatically renews for successive two-year terms, unless we or Mr. Meyer elects not to renew. Under the employment agreement, Mr. Meyer was initially entitled to receive an annual base salary of $210,000. In February 2016, our compensation committee determined to increase Mr. Meyer’s salary under the agreement to $220,500 per year. Mr. Meyer will be entitled to bonuses ranging from 50% to 200% of his base salary based on the satisfaction of performance criteria to be established by the Compensation Committee of the Board of Directors. Mr. Meyer will also be entitled to participate in any benefit plans or other incentive plans that may be offered by us to employees and executives and will be eligible to receive stock options and other equity awards under our 2012 Plan as determined by the Board. In the event that Mr. Meyer’s employment is terminated by us without cause or Mr. Meyer leaves for good reason as specified in the employment agreement, then Mr. Meyer will be entitled to receive a severance payment equal to the sum of his annual base salary and target bonus. Mr. Meyer will also be entitled to the severance payment if his employment is terminated by us without cause or by Mr. Meyer for good reason during the 12-month period following a change in control of our company. Furthermore, we have agreed to reimburse Mr. Meyer for all reasonable expenses actually paid or incurred by him during the term of his employment in the course of and pursuant to the business of our company. The employment agreement also binds Mr. Meyer to a standard non-competition covenant for the term of the agreement plus the one-year period immediately following termination of his employment.

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

In February 2016, we granted to Mr. Meyer 8,696 shares of our common stock pursuant to a restricted stock agreement. The shares are subject to vesting and risk of forfeiture based on Mr. Meyer’s continued service to our company on each of the vesting dates. The shares vest in equal one-third annual installments commencing December 31, 2016.

Prior to Mr. Meyer joining our company, Alliance Turnaround Management, Inc., a company of which Mr. Meyer is the owner and President, provided certain consulting services to us and was paid $66,295 in fees in 2013 and $13,515 in fees in 2012.

Michael P. Soni

Mr. Soni was our Secretary from July 5, 2012 until October 30, 2013, and since then Mr. Soni has served as a consultant to us. We paid Mr. Soni total consulting compensation of $167,804 and $280,000 for 2014 and 2015, respectively. Mr. Soni’s compensation for 2015 includes consulting fees of $160,000, a cash bonus in the amount of $100,000 and a restricted share grant of 3,478 shares of our common stock valued at $20,000 in accordance with FASB ASC Topic 718. The shares vest in equal one-third annual installments commencing December 31, 2016. We do not have an employment agreement with Mr. Soni. During 2014 and 2015, Mr. Soni received monthly consulting payments on a time and materials basis at a rate of $3,076.92 per week. Commencing January 1, 2016, Mr. Soni will receive monthly consulting payments on a time and materials basis at a rate of $3,230.77 per week.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2015

	Stock awards
Name	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Chad M. Carpenter, CEO	—	—	275,000	(1)	$1,581,250	(2)
Thad L. Meyer, CFO	—	—	100,000	(1)	$575,000	(2)

(1)           Represents shares granted to the officer in October 2014. All of the shares were subject to vesting and risk of forfeiture as of December 31, 2014 and remain so as of the date of this report, except that 68,750 shares and 25,000 shares granted to Mr. Carpenter and Mr. Meyer, respectively, will vest upon the close of our current equity offering. Please see the narrative discussion of the officer’s compensation arrangements located above for the terms of the share grant and vesting conditions. Does not include restricted share grants of 10,435 shares and 8,696 shares of our common stock awarded to Mr. Carpenter and Mr. Meyer, respectively, in February 2016. The shares vest in equal one-third annual installments commencing December 31, 2016.

(2)           Market value is based on a per share price of $5.75 as stated in our current equity offering. Does not include restricted share grants of 10,435 shares and 8,696 shares of our common stock awarded to Mr. Carpenter and Mr. Meyer, respectively, in February 2016. The shares vest in equal one-third annual installments commencing December 31, 2016.

Compensation of Non-Employee Directors

During the year ended December 31, 2014, we issued an aggregate of 48,750 shares of restricted stock awards pursuant to our Amended and Restated 2012 Incentive Compensation Plan (the “2012 Plan”) to certain non-employee members of our Board of Directors for their services through March 31, 2014. Additionally for the period from March 31, 2014 to December 31, 2014, our Board of Directors received additional fees totaling a combined $180,000 for their services on our Board of Directors. The non-employee members of our Board of Directors received for their services total annual fees of $320,000 for the year ended December 31, 2015 in addition to reimbursement for our independent directors for reasonable out-of-pocket expenses incurred in connection with the performance of their duties as directors, including, without limitation, travel expenses in connection with their attendance in person at meetings of our Board of Directors and its committees.

2015 Director Compensation Table

Name	Fees Earned	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Deferred Compensation Earnings	All Other Compensation	Total
Jon Haahr	$80,000	—	—	—	—	—	$80,000
Xiaofan Bai	$80,000	—	—	—	—	—	$80,000
Xiaohang Bai	$40,000	—	—	—	—	—	$40,000
Siyu Lan	$15,000	—	—	—	—	—	$15,000
Christopher Gann	$35,000	—	—	—	—	—	$35,000
William Yifeng Huang	$35,000	—	—	—	—	—	$35,000
Richard Xinghua Wang	$35,000	—	—	—	—	—	$35,000

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

The table below sets forth the beneficial ownership of our common stock, as of the date of this report:

•	All of our current directors and executive officers, individually;

•	All of our current directors and executive officers, as a group; and

•	All persons who beneficially own more than 5% of our outstanding common stock.

The beneficial ownership of each person was calculated based on 7,039,405 shares of our common stock outstanding as of the date of this report. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power (solely or shared) to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of the date of this report, pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Each person named in the table has sole voting and investment power with respect to all of the shares of our common stock shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. Unless otherwise noted, the address of the following persons listed below is c/o Reven Housing REIT, Inc., 875 Prospect Street, Suite 304, La Jolla, California 92037.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned (1)
5% Owners:
King Apex Group Holdings II Limited (2)	1,865,740	26.5%
King Apex Group Holdings III Limited (2)	1,865,740	26.5%
King Apex Group Holdings IV Limited (2)	2,150,000	30.5%
Executive Officers and Directors:
Chad M. Carpenter (3)	864,338	12.0%
Jon Haahr (4)	49,770	*
Xiaofan Bai(5)	5,890,855	83.7%
Xiaohang Bai	4,375	*
Siyu Lan	1,875	*
Christopher Gann (6)	100,000	1.4%
William Yifeng Huang	—	—
Richard Xinghua Wang	—	—
Thad L. Meyer (7)	109,196	1.6%
All executive officers and directors as a group (9 persons)	7,020,409	96.8%

*	Less than one percent.
(1)	Assumes 7,039,405 shares of common stock are outstanding.
(2)	Address is 28/C, 500 Zhangyang Road, Shanghai, China.
(3)	Includes 163,044 shares underlying common stock purchase warrants held by Mr. Carpenter exercisable as of January 1, 2014 and 500 shares owned by Mr. Carpenter’s minor child. Also, includes 275,000 restricted shares issued pursuant to a Restricted Stock Agreement between us and Mr. Carpenter, of which 68,750 shares will vest upon the completion of the current offering of our equity securities and the balance of 206,250 restricted shares issued pursuant to the same agreement that will remain subject to vesting. Also includes a restricted share grant of 10,435 shares of our common stock awarded to Mr. Carpenter in February 2016. The shares vest in equal one-third annual installments commencing December 31, 2016.
(4)	Mr. Haahr’s address is c/o Silver Portal Capital, LLC, 12265 El Camino Real, Suite 230, San Diego, California 92130.
(5)	Includes 1,865,740 shares held of record by King Apex Group Holdings II Limited, 1,865,740 shares held of record by King Apex Group Holdings III Limited, and 2,150,000 shares held of record by King Apex Group Holdings IV Limited. Mr. Bai is the Director of the three funds and has dispositive and voting control with respect to the shares held thereby. Mr. Bai disclaims beneficial ownership of 1,044,815 shares held of record by King Apex Group Holdings II Limited, 1,549,126 shares held of record by King Apex Group Holdings III Limited, and 2,105,578 shares held of record by King Apex Group Holdings IV Limited.
(6)	Includes 50,000 shares underlying common stock purchase warrants held by Mr. Gann.
(7)	Includes 100,000 restricted shares issued pursuant to a Restricted Stock Agreement between us and Mr. Meyer, of which 25,000 will vest upon the completion of the current offering of our equity securities and the balance of 75,000 restricted shares issued pursuant to the same agreement that will remain subject to vesting. Also includes a restricted share grant of 8,696 shares of our common stock awarded to Mr. Meyer in February 2016. The shares vest in equal one-third annual installments commencing December 31, 2016.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Since the beginning of fiscal year 2014, there have been no transactions, nor are there any currently proposed transactions, between us and any of our officers, directors or their family members, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years.

Item 14.	Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us for services rendered to us for the years ended December 31, 2015 and 2014 by our independent registered public accounting firm, Squar Milner LLP, for the audit of our consolidated financial statements for the years ended December 31, 2015 and 2014, and assistance with the reporting requirements thereof, and, during fiscal 2015 and 2014, the review of our condensed consolidated financial statements included in our quarterly reports on Form 10-Q, the filings on Form 8-K, the filing of our Registration Statement on Form S-11 and related amendments, and audit services related to our acquisitions. The following table also includes the fees billed to us by our former independent registered accounting firm, PKF, Certified Public Accountants, A Professional Corporation, for services rendered to us in connection with the filing of our Registration Statement on Form S-11.

(amounts in thousands)	2015	2014
Audit Fees	$125,547	$25,467
Audit-Related Fees	125,000	46,577
Tax Fees	42,950	—
Other Fees	38,464	33,719
	$331,961	$105,763

Audit Committee Pre-Approval Policies

We formed our audit committee in November 2014. Prior to the formation of our audit committee, all audit, audit-related, tax and other fees for fiscal 2014 were reviewed and preapproved by a majority of our independent directors. Following the formation of our audit committee, the audit committee reviewed and preapproved all such fees subsequently incurred.

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

Number	Exhibit Description	Method of Filing

2.1	Articles of Conversion of Reven Housing REIT, Inc.	Incorporated by reference from the Registrant’s Registration Statement on Form S-11 filed with the SEC on May 27, 2014.

3.1	Articles of Incorporation of Reven Housing REIT, Inc.	Incorporated by reference from the Registrant’s Registration Statement on Form S-11 filed with the SEC on May 27, 2014.

3.2	Bylaws of Reven Housing REIT, Inc.	Incorporated by reference from the Registrant’s Registration Statement on Form S-11 filed with the SEC on May 27, 2014.

3.3	Articles of Amendment effective November 5, 2014 (Reverse Stock Split)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 10, 2014.

3.4	Articles of Amendment effective November 5, 2014 (Decrease of Authorized Common)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 10, 2014.

4.1	Form of Warrant issued on October 18, 2012	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 24, 2012.

4.2	Form of Warrant issued on January 3, 2013	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on January 8, 2013.

10.1*	Amended and Restated 2012 Incentive Compensation Plan	Incorporated by reference from the Registrant’s Definitive Information Statement on Schedule 14C filed with the SEC on November 15, 2013.

10.2*	Employment Agreement between Reven Housing REIT, Inc. and Chad M. Carpenter dated March 4, 2013	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2013.

10.3*	Employment Agreement between Reven Housing REIT, Inc. and Thad Meyer dated April 17, 2014	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 22, 2014.

10.4	Voting Agreement by and among Reven Housing REIT, Inc., Chad M. Carpenter and the purchasers identified on the signature pages thereto, dated as of September 27, 2013	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2013.

10.5	Form of Indemnification Agreement between Reven Housing REIT, Inc. and each of its officers and directors	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on May 19, 2014.

10.6	Single Family Homes Real Estate Purchase and Sale Agreement (Memphis 48)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2014.

10.7	First Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Memphis 61)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2014.

10.8	Second Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Memphis 61)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 24, 2014.

10.9	Third Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Memphis 60)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2014.

10.10	Fourth Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Memphis 60)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on July 28, 2014.

10.11	Single Family Homes Real Estate Purchase and Sale Agreement (Jacksonville 49)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

10.12	First Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Jacksonville 49)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 27, 2014.

10.13	Second Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Jacksonville 49)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2014.

10.14	Single Family Homes Purchase and Sale Agreement (Memphis 14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 10, 2014.

10.15	First Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Memphis 14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on July 28, 2014.

10.16	Promissory Note, dated as of June 12, 2014, by Reven Housing Texas, LLC for the benefit of Silvergate Bank, for the principal amount of $7,570,000	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2014.

10.17	Deeds of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of June 12, 2014, by Reven Housing Texas, LLC for the benefit of Silvergate Bank (recorded with Brazoria, Chambers, Fort Bend, Galveston and Harris Counties, Texas)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2014.

10.18	Holdback Agreement, dated June 12, 2014, by and between Reven Housing Texas, LLC and Silvergate Bank	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2014.

10.19	Unsecured Environmental Indemnity Agreement, dated as of June 12, 2014, by Reven Housing Texas, LLC for the benefit of Silvergate Bank	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2014.

10.20	Subordination of Management Agreement, dated as of June 12, 2014, by and between Reven Housing Texas, LLC, Silvergate Bank and Red Door Housing, LLC, as property manager	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2014.

10.21	Single Family Homes Real Estate Purchase and Sale Agreement (Jacksonville 50) dated September 9, 2014	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2014.

10.22	Single Family Homes Real Estate Purchase and Sale Agreement (Memphis 22) dated September 9, 2014	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2014.

10.23	Single Family Homes Real Estate Purchase and Sale Agreement (Jacksonville 77) dated September 11, 2014	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on September 17, 2014.

10.24	Single Family Homes Real Estate Purchase and Sale Agreement (Houston 100) dated September 26, 2014	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on September 30, 2014.

10.25	Fifth Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Memphis 60)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2014.

10.26	Second Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Memphis 14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2014.

10.27	First Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Jacksonville 50)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 4, 2014.

10.28	Second Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Jacksonville 50) dated November 12, 2014	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 14, 2014.

10.29	Third Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Jacksonville 50) dated December 23, 2014	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2014.

10.30	First Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Houston 100) dated January 26, 2015	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on January 29, 2015.

10.31	Single Family Homes Real Estate Purchase and Sale Agreement (Jacksonville 62) dated January 30, 2015	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 4, 2015.

10.32	Single Family Homes Real Estate Purchase and Sale Agreement (Jacksonville 140) dated February 27, 2015	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on March 4, 2015.

10.33	Assignment and Assumption of Single Family Homes Real Estate Purchase and Sale Agreement dated March 13, 2015 by and between Reven Housing Florida, LLC and Reven Housing Florida 2, LLC	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2015.

10.34	First Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Jacksonville 140) dated March 17, 2015	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2015.

10.35*	Restricted Stock Agreement dated October 16, 2014 between Chad M. Carpenter and Reven Housing REIT, Inc.	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

10.36*	Restricted Stock Agreement dated October 16, 2014 between Thad L. Meyer and Reven Housing REIT, Inc.	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

10.37	Promissory Note, dated as of November 17, 2014, by Reven Housing Tennessee, LLC for the benefit of Silvergate Bank, for the principal amount of $3,952,140.00	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

10.38	Deeds of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of November 17, 2014, by Reven Housing Tennessee, LLC for the benefit of Silvergate Bank (recorded with Brazoria, Chambers, Fort Bend, Galveston and Harris Counties, Texas)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

10.39	Unsecured Environmental Indemnity, dated November 17, 2014, by and between Reven Housing Tennessee, LLC and Silvergate Bank	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

10.40	Subordination of Management Agreement, dated as of November 17, 2014, by and between Reven Housing Tennessee, LLC, Silvergate Bank and Marathon Management, LLC, as property manager	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

10.41	Promissory Note, dated as of March 10, 2015, by Reven Housing Florida, LLC for the benefit of Silvergate Bank, for the principal amount of $ 3,526,985.00	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

10.42	Deeds of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of March 10, 2015, by Reven Housing Florida, LLC for the benefit of Silvergate Bank	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

10.43	Unsecured Environmental Indemnity, dated March 10, 2015, by and between Reven Housing Florida, LLC and Silvergate Bank	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

10.44	Subordination of Management Agreement, dated as of March 10, 2015, by and between Reven Housing Florida, LLC, Silvergate Bank and Suncoast Property Management, LLC, as property manager	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

10.45	Second Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Jacksonville 140) dated May 14, 2015	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2015.

10.46	Second Amendment to Single Family Homes Real Estate Purchase and Sale Agreement Houston 100) dated May 11, 2015	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2015.

10.47	Contribution Agreement dated June 1, 2015 among Reven Housing REIT, Inc., Reven Housing GP, LLC and Reven Housing REIT OP, L.P.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2015.

10.48	Third Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Houston 100) dated August 12, 2015	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A dated September 26, 2014 filed with the SEC on August 14, 2015.

10.49	Third Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Jacksonville 140) dated August 13, 2015	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A dated February 27, 2015 filed with the SEC on August 14, 2015.

10.50	Fourth Amendment to Single Family Home Real Estate Purchase and Sale Agreement (Houston 100) dated September 23, 2015	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed with the SEC on September 25, 2015.

10.51	Fourth Amendment to Single Family Home Real Estate Purchase and Sale Agreement (Jacksonville 140) dated September 28, 2015	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed with the SEC on September 29, 2015.

10.52	Third Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Houston 100) dated August 12, 2015	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A dated September 26, 2014 and filed with the SEC on August 14, 2015.

10.53	Third Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Jacksonville 140) dated August 13, 2015	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A dated February 27, 2015. and filed with the SEC on August 14, 2015.

10.54	Fourth Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Houston 100) dated September 23, 2015	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A dated September 26, 2014 and filed with the SEC on September 25, 2015.

10.55	Fourth Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Jacksonville 140) dated September 28, 2015	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A dated February 27, 2015 and filed with the SEC on September 29, 2015.

10.56	Fifth Amendment to that Single Family Homes Real Estate Purchase and Sale Agreement dated October 13, 2015	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2015.

10.57	Promissory Note, dated as of October 14, 2015, by Reven Housing Florida 2, LLC for the benefit of Silvergate Bank, for the principal amount of $5,015,060	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2015.

10.58	Mortgages, Assignments of Leases and Rents, Security Agreements and Fixture Filings dated October 9, 2015, by Reven Housing 2 Florida, LLC for the benefit of Silvergate Bank	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2015.

10.59	Unsecured Environmental Indemnity Agreement, dated October 9, 2015, by Reven Housing 2 Florida, LLC for the benefit of Silvergate Bank	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2015.

10.60	Subordination of Management Agreement dated October 9, 2015 among Reven Housing 2 Florida, LLC for the benefit of Silvergate Bank and Suncoast Property Management, LLC	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2015.

10.61	Guaranty dated October 9, 2015 by Reven Housing REIT, Inc. for the benefit of Silvergate Bank	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2015.

10.62	Lease Agreement dated December 21, 2015 between Reven Housing REIT, Inc. and United Hansel, Inc.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2015.

10.63	Fifth Amendment to Single Family Homes Real Estate Purchase and Sale Agreement(Houston 100) dated December 29, 2015	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2015.

10.64	Sixth Amendment to Single Family Homes Real Estate Purchase and Sale Agreement(Jacksonville 140) dated December 23, 2015	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2015.

10.65	Amendment No. 1 dated February 1, 2016 to Employment Agreement between Reven Housing REIT, Inc. and Chad M. Carpenter dated March 4, 2013	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 2, 2016.

10.66	Amendment No. 1 dated February 1, 2016 to Employment Agreement between Reven Housing REIT, Inc. and Thad Meyer dated April 17, 2014	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 2, 2016.

21.1	List of Subsidiaries of Reven Housing REIT, Inc.	Incorporated by reference from the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 11, 2015.

23.1	Consent of Squar Milner LLP	Filed herewith.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Filed electronically herewith.

101.INS	XBRL Instance Document	Filed electronically herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

* Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

REVEN HOUSING REIT, INC.

Date: March 24, 2016	By:	/s/ Chad M. Carpenter
Chad M. Carpenter,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chad M. Carpenter	President, Chief Executive Officer	March 24, 2016
Chad M. Carpenter	and Chairman of the Board
(Principal Executive Officer)

/s/ Thad L. Meyer	Chief Financial Officer	March 24, 2016
Thad L. Meyer	(Principal Financial and Accounting Officer)

/s/ Jon Haahr	Director	March 24, 2016
Jon Haahr

/s/ Xiaofan Bai	Director	March 24, 2016
Xiaofan Bai

/s/ Xiaohang Bai	Director	March 24, 2016
Xiaohang Bai

/s/ Siyu Lan	Director	March 24, 2016
Siyu Lan

/s/ Christopher Gann	Director	March 24, 2016
Christopher Gann

/s/ Richard Xinghua Wang	Director	March 24, 2016
Richard Xinghua Wang

/s/ William Yifeng Huang	Director	March 24, 2016
William Yifeng Huang

-48-