Form 10-Q
period 2016-03-31
Reven Housing REIT, Inc.
filed 2016-05-13
CIK 1487782

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2016

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

The number of outstanding shares of the registrant's common stock, as of May 6, 2016: 7,039,405

REVEN HOUSING REIT, INC.

FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 6. Exhibits	18

SIGNATURES	19

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2016 and December 31, 2015

	(Unaudited)
	2016	2015
ASSETS

Investments in real estate:
Land	$6,761,350	$6,761,350
Buildings and improvements	31,841,378	31,744,657
	38,602,728	38,506,007
Accumulated depreciation	(1,925,787)	(1,630,873)
Investments in real estate, net	36,676,941	36,875,134

Cash	1,626,158	2,140,298
Rents and other receivables	253,587	239,928
Escrow deposits	87,000	143,901
Lease origination costs, net	210,578	218,789
Deferred stock issuance costs	820,844	742,757
Other, net	357,431	96,318

Total Assets	$40,032,539	$40,457,125

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities	$937,920	$1,143,438
Security deposits	450,708	435,267
Notes payable, net	19,439,781	19,409,454

Total Liabilities	20,828,409	20,988,159

Commitments and contingencies (Note 9)

Stockholders' Equity
Preferred stock, $.001 par value; 25,000,000 shares authorized;
No shares issued or outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized;
7,039,405 and 7,016,796 shares issued and outstanding at
March 31, 2016 and December 31, 2015, respectively	7,039	7,017
Additional paid-in capital	24,714,317	24,601,295
Accumulated deficit	(5,517,226)	(5,139,346)

Total Stockholders' Equity	19,204,130	19,468,966

Total Liabilities and Stockholders' Equity	$40,032,539	$40,457,125

The accompanying notes are an integral part of the consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2016 and 2015

	2016	2015

Revenue:
Rental income	$1,378,979	$1,114,787

Expenses:
Property operating and maintenance	401,236	283,576
Real estate taxes	213,162	162,501
Acquisition costs	57,864	246,085
Depreciation and amortization expense	325,416	266,888
General and administration	448,058	482,283
Legal and accounting	52,966	155,320
Interest expense	258,157	140,549
Total expenses	1,756,859	1,737,202

Net loss	$(377,880)	$(622,415)

Net loss per share
(Basic and fully diluted)	$(0.05)	$(0.09)

Weighted average number of
common shares outstanding	7,031,618	7,016,796

The accompanying notes are an integral part of the consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2016 and 2015

	2016	2015
Cash Flows From Operating Activities:
Net loss	$(377,880)	$(622,415)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	325,416	266,888
Stock compensation	113,045	-
Amortization of deferred loan fees	30,327	18,126
Changes in operating assets and liabilities:
Rents and other receivables	(13,659)	(36,812)
Property tax and insurance reserves	-	260,123
Other assets and escrow deposits	(204,212)	(3,332)
Accounts payable and accrued liabilities	(205,518)	141,256
Security deposits	15,441	67,425
Net cash (used in) provided by operating activities	(317,040)	91,259

Cash Flows From Investing Activities:
Additions to investments in real estate	(96,721)	(4,847,503)
Lease origination costs	(22,292)	(54,447)
Net cash used in investing activities	(119,013)	(4,901,950)

Cash Flows From Financing Activities:
Proceeds from notes payable	-	3,526,985
Payment of loan fees	-	(137,171)
Payments of deferred stock issuance costs	(78,087)	-
Net cash (used in) provided by financing activities	(78,087)	3,389,814

Net Decrease In Cash	(514,140)	(1,420,877)
Cash at the Beginning of the Period	2,140,298	3,343,236

Cash at the End of the Period	$1,626,158	$1,922,359

Supplemental Disclosure:

Cash paid for interest	$225,935	$122,423

The accompanying notes are an integral part of the consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 and 2015 (Unaudited)

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

As of March 31, 2016 the Company owned 527 single family homes in the Houston, Jacksonville, Memphis and Atlanta metropolitan areas.

The Company filed a registration statement on Form S-11 with the SEC for the offer of a minimum of 3,000,000 shares and a maximum of 5,000,000 shares of common stock for sale to the public at an offering price of $5.00 per share. The SEC declared the Company’s registration statement effective on May 10, 2016. The common shares are being offered by the Company on a best-efforts basis. Unless the minimum offering is completed by June 30, 2016, or the Company elects to extend the minimum offering for up to an additional 60 days, the offering will terminate. If the minimum offering is completed by such date, the offering will continue until the earlier of (1) all shares are sold; (2) the Company’s decision to terminate the offering; or (3) December 31, 2016.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2015 Annual Report on Form 10-K filed with the SEC on March 24, 2016. The results of operations for the period ended March 31, 2016 are not necessarily indicative of the operating results for the full year.

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

March 31, 2016 and 2015 (Unaudited)

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

The Company assesses its investments in real estate for impairment whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company has not recognized any impairment losses for the periods ended March 31, 2016 and 2015.

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

Rents and Other Receivables

Rents and other receivables represent the amount of rent receivables, security deposits and net rental funds which are held by the property managers on behalf of the Company, net of any allowance for amounts deemed uncollectible. The Company has not recognized any allowance for doubtful accounts as of March 31, 2016 and December 31, 2015.

Escrow Deposits

Escrow deposits include refundable and non-refundable cash and earnest money on deposit with third parties for future property purchases. As of March 31, 2016, the Company had offers accepted to purchase residential properties for an aggregate amount of $14,486,000 and had corresponding earnest deposits for these purchases of $143,901. Subsequent to March 31, 2016, the Company terminated these agreements. Approximately $57,000 of these deposits were forfeited and have been expensed as acquisition costs during the period ended March 31, 2016 and $87,000 has been refunded to the Company.

Deferred Stock Issuance Costs

Deferred stock issuance costs represent amounts paid for legal, consulting, and other offering expenses in conjunction with the future raising of additional capital to be completed within one year. These costs are expected to be netted against additional paid-in capital as a cost of the stock issuance upon closing of the respective stock placement.

Security Deposits

Security deposits represent amounts deposited by tenants at the inception of the lease. As of March 31, 2016 and December 31, 2015, the Company had $450,708 and $435,267, respectively, in resident security deposits. Security deposits are refundable, net of any outstanding charges and fees, upon expiration of the underlying lease.

Revenue Recognition

Property is leased under short term rental agreements generally with a one year term, and revenue is recognized over the lease term on a straight-line basis.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 and 2015 (Unaudited)

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The tax benefit of uncertain tax positions is recognized only if it is “more likely than not” that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority, having full knowledge of all the relevant information. As of March 31, 2016 and 2015, the Company had no unrecognized tax benefits.

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

However, qualification and taxation as a REIT depends upon the Company’s ability to meet the various qualification tests imposed under the Internal Revenue Code related to the percentage of income that is earned from specified sources, the percentage of assets that fall within specified categories, the diversity of capital stock ownership, and the percentage of earnings that is distributed. The Company believes that the current composition of our shareholders, if unchanged before the second half of 2016, would not comply with the ownership requirement for qualification as a REIT. Nevertheless, the Company intends to timely comply with this requirement as a result of the issuance of shares in our current offering, although no assurance can be given that we will be successful in this regard, or that we will be organized or be able to operate in a manner so as to qualify or remain qualified as a REIT. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates, and the Company may be ineligible to qualify as a REIT for four subsequent tax years. Even if the Company qualifies as a REIT, it may be subject to certain state or local income taxes.

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

A total of 496,359 shares have been issued under the 2012 plan as of March 31, 2016.

Net Loss Per Share

Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share. For the periods ended March 31, 2016 and 2015, potentially dilutive securities excluded from the calculations were 263,588 shares issuable upon exercise of outstanding warrants granted in prior years.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 and 2015 (Unaudited)

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

On April 7, 2015, the FASB issued Accounting Standards Updated (“ASU”) 2015-03, Interest – Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 31, 2015. The Company adopted ASU 2015-03 during the quarter ended March 31, 2016 and presents deferred financing costs as a reduction to the note payable in the accompanying balance sheet.

The Company is currently evaluating all other recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 3. INVESTMENTS IN REAL ESTATE

The Company’s investment in real estate consists of single family homes purchased by the Company. The homes are generally leased to individual tenants under leases with terms of one year or less.

The following table summarizes the Company’s investments in real estate:

				Total
	Number		Buildings and	Investments
	of Homes	Land	Improvements	in Real Estate

Total at December 31, 2015	527	$6,761,350	$31,744,657	$38,506,007

Improvements during 2016:
Jacksonville, FL	-	-	54,946	54,946
Memphis, TN	-	-	14,858	14,858
Houston, TX	-	-	19,283	19,283
Atlanta, GA	-	-	7,634	7,634

Total at March 31, 2016	527	$6,761,350	$31,841,378	$38,602,728

NOTE 4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At March 31, 2016 and December 31, 2015, accounts payable and accrued liabilities consisted of the following:

	2016	2015

Accounts payable	$272,012	$321,815
Property taxes payable	211,725	415,124
Accrued legal, board fees and other expenses	389,539	343,750
Interest payable	64,644	62,749
	$937,920	$1,143,438

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 and 2015 (Unaudited)

NOTE 5. NOTES PAYABLE

On June 12, 2014, Reven Housing Texas, LLC, a wholly owned subsidiary of the Company, received loan proceeds and issued a promissory note in the principal amount of up to $7,570,000 to Silvergate Bank, secured by deeds of trust encumbering the Company’s homes located in Texas. The entire balance of principal and accrued interest is due and payable on July 5, 2019. The note provides for monthly interest - only payments at a rate of 1.00% over the prime rate (interest rate is 4.50% per annum at March 31, 2016) until July 5, 2016. Thereafter, monthly payments of interest (1.00% over the prime rate) and principal, based on a 25 year amortization rate, will be made until maturity. The note has a prepayment penalty of 3% calculated on principal amounts prepaid prior to July 5, 2016. There is no prepayment penalty on amounts paid after such date.

On November 17, 2014, Reven Housing Tennessee, LLC, a wholly owned subsidiary of the Company, received loan proceeds and issued a promissory note in the principal amount of $3,952,140 to Silvergate Bank, secured by deeds of trust encumbering primarily all of the Company’s homes located in Tennessee. The entire balance of principal and accrued interest is due and payable on December 5, 2019. The note provides for monthly interest - only payments at a rate of 1.00% over the prime rate (interest rate is 4.50% per annum at March 31, 2016) until December 5, 2016. Thereafter, monthly payments of interest (1.00% over the prime rate) and principal, based on a 25 year amortization rate, will be made until maturity. The note has a prepayment penalty of 3% calculated on principal amounts prepaid prior to December 5, 2016. There is no prepayment penalty on amounts paid after such date. The Company paid $34,610 of principal on this note in 2015 upon the disposition of one of the homes.

On March 13, 2015, Reven Housing Florida, LLC, a wholly owned subsidiary of the Company, received loan proceeds and issued a promissory note in the principal amount of $3,526,985 to Silvergate Bank, secured by deeds of trust encumbering 125 of the Company’s homes located in Florida. The entire balance of principal and accrued interest is due and payable on April 5, 2020. The note provides for monthly interest only payments at a rate of 1.00% over the prime rate (interest rate is 4.50% per annum at March 31, 2016) until April 5, 2017. Thereafter, monthly payments of interest (1.00% over the prime rate) and principal, based on a 25 year amortization rate, will be made until maturity. The note has a prepayment penalty of 3% calculated on principal amounts prepaid prior to April 5, 2017. There is no prepayment penalty on amounts paid after such date.

On October 14, 2015, Reven Housing Florida 2, LLC, a wholly owned subsidiary of the Company, received $4,452,382 of loan proceeds and issued a promissory note to Silvergate Bank. On December 10, 2015 an additional $423,513 of proceeds was received by the Company resulting in a total outstanding principal amount of $4,875,895 for this note at December 31, 2015. The loan is secured by deeds of trust encumbering 131 of the Company’s homes located in Florida. The entire balance of principal and accrued interest is due and payable on November 5, 2020. The note provides for monthly interest only payments at a rate of 1.00% over the prime rate (current interest rate is 4.50% per annum at March 31, 2016) until November 5, 2017. Thereafter, monthly payments of interest and principal, based on a 25 year amortization rate, will be made until maturity. The note has a prepayment penalty of 3% calculated on principal amounts prepaid prior to November 5, 2017. There is no prepayment penalty on amounts paid after that date.

Deferred loan fees

As discussed in Note 2, the Company adopted ASU 2015-03 during the quarter ended March 31, 2016 and presents deferred financing costs as a deduction to the note payable in the accompanying balance sheet.

Costs incurred in the placement of the Company’s debt are deferred and amortized using the effective interest method over the term of the loans as a component of interest expense on the consolidated statements of operations. The amount of unamortized fees are further deducted from the remaining principal amount owed on the corresponding notes payable. Deferred loan costs and fees totaled $606,648 and accumulated amortization totaled $156,019 as of March 31, 2016. Deferred loan closing costs and fees totaled $606,648 and accumulated amortization totaled $125,692 as of December 31, 2015.

During the periods ended March 31, 2016 and 2015, the Company incurred $258,157 and $140,549, respectively, of interest expense related to the notes payable, which includes $30,327 and $18,126, respectively, of amortization of deferred loan fees.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 and 2015 (Unaudited)

NOTE 5. NOTES PAYABLE (continued)

A summary of the Company’s notes payable as of March 31, 2016 and December 31, 2015 is as follows:

	2016	2015
Note
Reven Housing Texas, LLC	$7,570,000	$7,570,000
Reven Housing Tennessee, LLC	3,917,530	3,917,530
Reven Housing Florida, LLC	3,526,985	3,526,985
Reven Housing Florida 2, LLC	4,875,895	4,875,895
	19,890,410	19,890,410
Less deferred loan fees, net	(450,629)	(480,956)
Notes payable, net	$19,439,781	$19,409,454

NOTE 6. STOCKHOLDERS’ EQUITY AND STOCK COMPENSATION

On October 16, 2014, the Company issued an aggregate of 425,000 shares of the Company’s common stock under the 2012 Plan to certain officers and consultants of the Company. The shares issued are subject to restrictions and future vesting conditions based on the Company reaching certain future milestones. None of the shares were vested as of the issuance date. Compensation expense will be recognized in the applicable future periods should the applicable milestones be achieved in accordance with the vesting schedule. As of March 31, 2016 there is no assurance that these milestones will in fact be achieved and that the shares will in fact vest in the future.

On February 1, 2016, the Company issued an aggregate of 22,609 shares of the Company’s common stock under the 2012 Plan to certain officers and consultants of the Company. The shares were valued at a per share price of $5.00 per share consistent with the price of the Company’s current registered stock offering. There was $113,045 of stock compensation recognized during the quarter ended March 31, 2016 due to this share issuance.

The Company has outstanding warrants that allow holders to purchase up to 263,588 shares at an exercise price of $4.00 per share.  The warrants will expire on September 27, 2018, if not exercised prior to that date.

NOTE 7. INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and expected carry-forwards are available to reduce taxable income. The Company records a valuation allowance when, in the opinion of management, it is more likely than not, that the Company will not realize some or all deferred tax assets. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance equal to the deferred tax asset at March 31, 2016 and December 31, 2015. At December 31, 2015 the Company had federal and state net operating loss carry-forwards of approximately $2,900,000. The federal and state tax loss carry-forwards will begin to expire in 2032, unless previously utilized.

Pursuant to Internal Revenue Code Section 382, use of the Company’s net operating loss carry-forwards may be limited if a cumulative change in ownership of more than 50% occurs within a three year period. Management believes that such an ownership change had occurred but has not performed a study of the limitations on the net operating losses.

The Company plans to elect REIT status effective for the year ended December 31, 2015, should it meet all requirements allowing it to do so. The Company would then generally not be subject to income taxes assuming it complied with the specific distribution rules applicable to REITs. The Company is currently in the process of evaluating whether it will meet the REIT requirements for 2015. The Company believes that the current composition of our shareholders, if unchanged before the second half of 2016, would not comply with the ownership requirement for qualification as a REIT. Nevertheless, the Company intends to timely comply with this requirement as a result of the issuance of shares in our current offering, although no assurance can be given that we will be successful in this regard, or that we will be organized or be able to operate in a manner so as to qualify or remain qualified as a REIT. The Company has also incurred current and prior year net operating losses, thus is not expecting to incur current income tax expenses, and due to its expectations of electing REIT status commencing in 2015, is not expected to realize any future tax benefits from the current years, or prior years’ operating losses.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 and 2015 (Unaudited)

NOTE 8. RELATED PARTY TRANSACTIONS

The Company sub-leased office space on a month-to-month basis from Reven Capital, LLC which is wholly-owned by Chad M. Carpenter, a shareholder of the Company and its Chief Executive Officer, through January 31, 2016. This arrangement was terminated upon the Company relocating its office space and signing a new lease agreement with an unrelated party. Rental payments under this sub-lease totaled $3,000 and $9,000 for the three months ended March 31, 2016 and 2015, respectively.

Effective February 1, 2016, the Company entered into an agreement with Reven Capital, LLC where Reven Capital, LLC sub-leases space from the Company for $500 per month on a month to month basis.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Legal and Regulatory

The Company is subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of the Company’s business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements and, therefore, no accrual has been recorded as of the periods ended March 31, 2016 and 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise provided in this Quarterly Report, references to the “Company,” “we,” “us,” and “our” refer to Reven Housing REIT, Inc., a Maryland corporation, and its wholly-owned subsidiaries.

Forward Looking Statements

The information contained in this report contains forward-looking statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events and similar expressions. Forward-looking statements may be identified by use of words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” or “potential” or similar words or phrases which are predictions of or indicate future events or trends. Statements such as those concerning potential acquisition activity, investment objectives, strategies, opportunities, other plans and objectives for future operations or economic performance are based on our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties, including, but not limited to, our ability to successfully (i) acquire real estate investment properties in the future, (ii) to execute future agreements or understandings concerning our acquisition of real estate investment properties, (iii) be able to raise the capital required to acquire any such properties and (iv) those other risks more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report and in the “Risk Factors” section of our Registration Statement on Form S-11 filed with the SEC on May 27, 2014 and most recently amended on May 6, 2016. Any of these statements could prove to be inaccurate and actual events or investments and results of operations could differ materially from those expressed or implied. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to invest in a diversified portfolio of quality real estate investments, may be significantly and negatively impacted. You are cautioned not to place undue reliance on any forward-looking statements and we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Overview

We are an internally managed Maryland corporation that engages in the acquisition, ownership and operation of portfolios of leased single family homes in the United States. We operate our portfolio properties as single family rentals, or SFRs, and we generate most of our revenue from rental income from the existing tenants of the SFRs we have acquired.

As of the date of this report, we have invested an aggregate of approximately $38.6 million and own a total of 527 homes, of which 256 homes are in the Jacksonville, Florida metropolitan area, 168 homes are in the Houston, Texas metropolitan area, 94 homes are in the Memphis, Tennessee metropolitan area (with two of the Memphis homes located just across the border in Mississippi) and nine homes are in the Atlanta, Georgia metropolitan area.

We intend to expand our acquisitions to other select markets in the United States that fit our investment criteria as we continue to evaluate new investment opportunities in different markets. As of March 31, 2016, our portfolio properties are currently 94.1% occupied. All of our portfolio properties to date have been acquired from available cash and with the proceeds from four secured loan transactions pursuant to which we have borrowed a total of $19,890,410. Our loan transactions are secured by first priority liens and related rents on 168 homes in the Houston, Texas metropolitan area, 256 homes in the Jacksonville, Florida metropolitan area and 92 homes in the Memphis, Tennessee metropolitan area.

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

Property Portfolio

The following tables represent our investment in the homes as of March 31, 2016:

Market	No. of Homes	Aggregate Investment	Average Investment per Home	Properties Leased	Properties Vacant	Portfolio Occupancy Rate	Average Age (years)	Average Size (sq. ft.)	Average Monthly Rent	Average Remaining Lease Term (Months)
Atlanta, Georgia	9	$629,969	$69,997	8	1	88.9%	22	1,450	$884	4.6
Houston, Texas	168	$13,203,018	$78,589	168	0	100.0%	46	1,435	$1,015	3.2
Jacksonville, Florida	256	$17,496,950	$68,347	231	25	90.2%	52	1,327	$874	5.0
Memphis, Tennesee	94	$7,272,791	$77,370	89	5	94.7%	40	1,636	$978	9.1
Totals	527	$38,602,728	$73,250	496	31	94.1%	47	1,419	$938	5.1

We plan to continue to acquire and manage single-family homes with a focus on current income yield, long term earnings growth and appreciation in asset value. Our ability to identify and acquire single-family properties that meet our investment criteria will be affected by our capital available for investment, and the cost of that capital, home prices in our markets, the inventory of properties available through our acquisition channels, and competition for our target assets. We believe the housing market environment in our markets remains attractive for single-family property acquisitions and rentals. At the same time, we continue to face relatively steady competition for new properties and residents from local operators and institutional managers. Housing prices across all of our markets have appreciated over the past year. Despite these gains, we believe housing in certain of our markets continues to provide attractive acquisition opportunities and remains inexpensive relative to replacement cost and affordability metrics.

We anticipate continued strong rental demand for single-family homes. While new building activity has begun to increase, it remains below historical averages and we believe substantial under-investment in residential housing over the past years will create upward pressure on home prices and rents as demand exceeds supply.

Public Offering

We have filed a registration statement on Form S-11 with the SEC for the offer of a minimum of 3,000,000 shares and a maximum of 5,000,000 shares of common stock for sale to the public at an offering price of $5.00 per share. The SEC declared our registration statement effective on May 10, 2016. The common shares are being offered by us on a best-efforts basis. Unless the minimum offering is completed by June 30, 2016, or we elect to extend the minimum offering for up to an additional 60 days, the offering will terminate. If the minimum offering is completed by such date, the offering will continue until the earlier of (1) all shares are sold; (2) our decision to terminate the offering; or (3) December 31, 2016.

Proceeds of this offering will be used primarily for future acquisitions of homes. If we are unsuccessful in completing this offering, our future acquisition activity will be limited.

Results of Operations

For the three months ended March 31, 2016, we had total rental income of $1,378,979 compared to total rental income of $1,114,787 for the three months ended March 31, 2015. The increase in total rental and other income is due primarily to the increase in rental homes owned for the 2016 time period as compared to 2015. We owned 527 homes during the entire quarter ended March 31, 2016. In 2015, we started the year with 395 homes and owned 468 by March 31, 2015.

As of March 31, 2016, 496, or approximately 94%, of our 527 homes were occupied. During the quarter ended March 31, 2016, we had 30 home leases turnover, which represented approximately 5.7% of our end of the quarter portfolio. As of March 31, 2015, 447, or approximately 96%, of our 468 homes were occupied. During the quarter ended March 31, 2015, we had 22 home leases turnover, which represented approximately 4.7% of our end of the quarter portfolio.

For the quarter ended March 31, 2016, we had property operating and maintenance expenses of $401,236 compared to $283,576 for the quarter ended March 31, 2015. Property operating and maintenance expenses consist of insurance, property management fees paid to third parties, repairs and maintenance costs, home owner association fees, and other miscellaneous property costs. Real estate taxes for the three months ended March 31, 2016 were $213,162 compared to $162,501 for the three months ended March 31, 2015. The increase in property operating, maintenance and real estate taxes from 2015 to 2016 is due to a corresponding increase in our inventory of single family homes along with an increase in repairs and turn costs due to the fact that many of our homes were recently acquired during the 2015 period, thus we had yet to experience a normal expense and turn cost cycle.

We had net operating income from rentals of $764,581 in the first quarter of 2016 compared to net operating income from rentals of $668,710 in the corresponding prior year’s quarter. The increase in net operating income is due primarily to the increase in rental homes owned during the current 2016 period. This results in a net operating income margin of approximately 55.4% in 2016 compared to a net operating income margin of 60.0% in 2015. The decrease in margin relates primarily to a proportional increase in property operating and maintenance expenses in 2016 when compared to 2015 expenses due to the fact that a large proportion of our homes were newly acquired in 2015 and we had not yet experienced a normal turn and repair cycle.

Real estate acquisition costs for the three months ended March 31, 2016 were $57,864 compared to $246,085 for the three months ended March 31, 2015 due to a reduction in acquisition activities in 2016. Real estate acquisition costs consist primarily of closing costs, due diligence costs, abandoned project costs, and legal and accounting fees relating to our acquisitions of single family homes.

Depreciation and amortization increased to $325,416 during the three months ended March 31, 2016 compared to $266,888 during the three months ended March 31, 2015, reflecting the corresponding increase in our inventory of single family homes.

General and administrative expenses for the three months ended March 31, 2016 totaled $448,058 compared to general and administrative expenses of $482,283 for the prior year. General and administrative expenses consist of personnel costs, outside director fees, occupancy fees, public company filing fees, and other general expenses. The decrease in our general and administrative expenses is due primarily to reductions in bonus compensation paid and accrued in 2016 when compared to the prior period.

Legal and accounting expenses during the three months ended March 31, 2016 totaled $52,966 compared to $155,320 for the three months ended March 31, 2015. This reduction is due to a decrease in the amount of professional services required during the past quarter due to a reduced amount of acquisition activity compared to the prior year period.

Interest expense was $258,157 for the three months ended March 31, 2016 compared to $140,549 for the three months ended March 31, 2015. This difference is a result of the increase in our outstanding debt balances during the quarter ended March 31, 2016 when compared to the quarter ended March 31, 2015, along with the fact that the effective interest rate was approximately 1% higher in the first quarter of 2016 when compared to the corresponding period in 2015.

Net loss for the three months ended March 31, 2016 was $377,880. The net loss for the three months ended March 31, 2015 was $622,415. The weighted average number of shares outstanding for the quarter ended March 31, 2016 increased to 7,031,618 from 7,016,796 for the quarter ended March 31, 2015, resulting in a net loss per share of $0.05 for the quarter ended March 31, 2016 and a net loss per share of $0.09 for the quarter ended March 31, 2015.

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

Our liquidity and capital resources as of March 31, 2016 consisted primarily of cash of $1,626,158. We believe our current liquidity and the expected cash flows from operations will be sufficient to fund the present level of our operations through December 31, 2016. However, our future acquisition activity will depend primarily on our ability to raise funds from the further issuance of shares of our common stock combined with new loan transactions secured by our current and future home inventories. In order to purchase additional single family homes, we intend to opportunistically utilize the capital markets to raise additional capital, including through the issuance of debt and equity securities, but there can be no assurance that we will be able to access adequate liquidity sources on favorable terms, or at all.

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

On October 14, 2015, we entered into a fourth loan transaction with Silvergate Bank where we received an additional $4,875,898 of loan proceeds secured by deeds of trust encumbering 131 homes located in Florida. The entire balance of principal and accrued interest is due and payable on November 5, 2020. The note provides for monthly interest only payments at a rate of 1.00% over the prime rate (interest rate is 4.50% per annum at December 31, 2015) until November 5, 2017. Thereafter, monthly payments of interest and principal, based on a 25 year amortization rate will be made until maturity. Approximately $3,480,516 of the proceeds were utilized to purchase 55 homes in the Jacksonville Florida metropolitan area in October and December, 2015.

The notes are secured by first priority liens and related rents on 168 homes in the Houston, Texas area, 93 homes in the Memphis, Tennessee area and 125 homes in the Jacksonville, Florida area.

Public Offering

We have filed a registration statement on Form S-11 with the SEC for the offer of a minimum of 3,000,000 shares and a maximum of 5,000,000 shares of common stock for sale to the public at an offering price of $5.00 per share. The SEC declared our registration statement effective on May 10, 2016. The common shares are being offered by us on a best-efforts basis. Unless the minimum offering is completed by June 30, 2016, or we elect to extend the minimum offering for up to an additional 60 days, the offering will terminate. If the minimum offering is completed by such date, the offering will continue until the earlier of (1) all shares are sold; (2) our decision to terminate the offering; or (3) December 31, 2016.

Proceeds of this offering will be used primarily for future acquisitions of homes. If we are unsuccessful in completing this offering, our future acquisition activity will be limited.

Operating Activities

We had net cash used by operating activities of $317,040 during the three months ended March 31, 2016. This resulted from a net loss of $377,880, after adding back depreciation and amortization of $325,416, stock compensation of $113,045 and amortization of deferred loan fees of $30,327, and then decreasing the amount by the net change in operating assets and liabilities of $407,948.

We had net cash provided by operations of $91,259 during the three months ended March 31, 2015. This resulted from a net loss of $622,415 after adding back depreciation and amortization of $266,888, amortization of loan fees of $18,126, and the net change in operating assets and liabilities of $428,660.

Investing Activities

During the three months ended March 31, 2016, we invested $96,721 in capitalized improvements to our homes and $22,292 in lease origination costs, for a total of $119,013 of cash used in investing activities. This amount was lower than in the corresponding prior year’s quarter due to the fact that we did not purchase any additional homes during the period

During the three months ended March 31, 2015, we invested $4,847,503 in acquisitions of single family homes, and $54,447 in lease origination costs relating to those acquisitions, for a total of $4,901,950 of cash used in investing activities.

Financing Activities

During the three months ended March 31, 2016 we incurred $78,087 of deferred stock issuance costs. This was the only financing activity during this time period.

During the three months ended March 31, 2015, we had net cash provided by financing activities of $3,389,814 derived from $3,526,985 from the issuance of notes payable, less $137,171 of deferred loan fees relating to those notes.

Off Balance Sheet Arrangements

None.

Net Operating Income

We define net operating income (or NOI) as total revenue less property operating and maintenance and real estate taxes. NOI is a non-GAAP measurement that excludes acquisition costs, depreciation and amortization, general and administration, legal and accounting, and interest expenses.

We consider NOI to be a meaningful financial measure when considered with the financial statements determined in accordance with GAAP. We believe NOI is helpful to investors in understanding the amount of income after operating expenses which is generated in a given period.

The following is a reconciliation of our NOI to net loss as determined in accordance with GAAP for the three month periods ended March 31, 2016 and 2015.

	Three Months ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)

Net income (loss)	$(377,880)	$(622,415)

Acquisition costs	57,864	246,085
Depreciation and amortization	325,416	266,888
General and administration	448,058	482,283
Legal and accounting	52,966	155,320
Interest expense	258,157	140,549

Net Operating Income	$764,581	$668,710

Net operating income as a percentage of total revenue	55.4%	60.0%

NOI should not be considered an alternative to net loss or net cash flows from operating activities, as determined in accordance with GAAP, as indications of our performance or as measures of liquidity. Nor is NOI necessarily indicative of cash available to fund future cash needs or distributions to shareholders. In addition, although we use NOI for comparability in assessing our performance against other REITs, not all REITs compute the same non-GAAP measure of NOI. Accordingly our basis for computing this non- GAAP measure may not be comparable with that of other REITs. This is due in part to the differences in property operating and maintenance expenses incurred by, and real estate taxes applicable to, different companies and the significant effect these items have on NOI.

Funds From Operations and Core Funds From Operations

Funds From Operations (or FFO) is a non-GAAP financial measure that we believe, when considered with the financial statements determined in accordance with GAAP, is helpful to investors in understanding our performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets. The National Association of Real Estate Investment Trusts (or NAREIT) defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of, and impairment losses recognized with respect to, depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated on the same basis to determine FFO.

Core Funds From Operations (or Core FFO) is a non-GAAP financial measure that we use as a supplemental measure of our performance. We believe that Core FFO is further helpful to investors as it provides a more consistent measurement of our performance across reporting periods by removing the impact of certain items that are not comparable from period to period. We adjust FFO for expensed acquisition fees and costs, share-based compensation, and certain other non-comparable costs to arrive at Core FFO.

FFO and Core FFO should not be considered alternatives to net income (loss) or net cash flows from operating activities, as determined in accordance with GAAP, as indications of our performance or as measures of liquidity. These non-GAAP measures are not necessarily indicative of cash available to fund future cash needs. In addition, although we use these non-GAAP measures for comparability in assessing our performance against other REITs, not all REITs compute the same non-GAAP measures. Accordingly, there can be no assurance that our basis for computing these non-GAAP measures is comparable with that of other REITs. This is due in part to the differences in capitalization policies used by different companies and the significant effect these capitalization policies have on FFO and Core FFO. Real estate costs which are accounted for as capital improvements are added to the carrying value of the property and depreciated over time, whereas real estate costs that are expenses are accounted for as a current period expense. This affects FFO and Core FFO because costs that are accounted for as expenses reduce FFO and Core FFO. Conversely, real estate costs associated with assets that are capitalized and then subsequently depreciated are added back to net income to calculate FFO and Core FFO.

The following table sets forth a reconciliation of our net loss as determined in accordance with GAAP and our calculations of FFO and Core FFO for the three month periods ended March 31, 2016 and 2015:

	Three Months ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)

Net income (loss)	$(377,880)	$(622,415)

Add back depreciation and amortization	325,416	266,888

Funds from operations	$(52,464)	$(355,527)

Add back acquisition costs	57,864	246,085
Add back stock compensation	113,045	-

Core funds from operations	$118,445	$(109,442)

Note for the three month periods ended March 31, 2016 and 2015, we did not sell any of our real estate investments. Therefore we did not have any gains or losses on the sale of assets. Additionally, we have not incurred any impairments in value of any our real estate investments over these same periods.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

As a “smaller reporting company” defined in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

Item 4.  Controls and Procedures.

Internal Control Over Financial Reporting

During the three months ended March 31, 2016, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (“Exchange Act”)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act as of March 31, 2016.  Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

PART II - OTHER INFORMATION

Item 6.   Exhibits.

Exhibit No.	Description	Method of Filing

10.1	Amendment No. 1 dated February 1, 2016 to Employment Agreement between Reven Housing REIT, Inc. and Chad M. Carpenter dated March 4, 2013	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 2, 2016

10.2	Amendment No. 1 dated February 1, 2016 to Employment Agreement between Reven Housing REIT, Inc. and Thad Meyer dated April 17, 2014	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 2, 2016

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2016	REVEN HOUSING REIT, INC.

/s/ Chad M. Carpenter
Chad M. Carpenter,
Chief Executive Officer
(Principal Executive Officer)

Dated: May 13, 2016	REVEN HOUSING REIT, INC.

/s/ THAD L. MEYEr
Thad L. Meyer,
Chief Financial Officer
(Principal Financial Officer)