Form 10-Q
period 2016-06-30
Reven Housing REIT, Inc.
filed 2016-08-11
CIK 1487782

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2016

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

The number of outstanding shares of the registrant's common stock, as of August 1, 2016: 7,039,405

REVEN HOUSING REIT, INC.

FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2016 and December 31, 2015

	(Unaudited)
	2016	2015
ASSETS

Investments in real estate:
Land	$6,761,350	$6,761,350
Buildings and improvements	31,969,462	31,744,657
	38,730,812	38,506,007
Accumulated depreciation	(2,224,019)	(1,630,873)
Investments in real estate, net	36,506,793	36,875,134

Cash	1,880,426	2,140,298
Rent and other receivables	238,097	239,928
Escrow deposits	-	143,901
Lease origination costs, net	226,040	218,789
Deferred stock issuance costs	864,035	742,757
Other assets	245,462	96,318

Total Assets	$39,960,853	$40,457,125

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities	$1,121,334	$1,143,438
Resident security deposits	436,600	435,267
Notes payable, net	19,469,151	19,409,454

Total Liabilities	21,027,085	20,988,159

Commitments and contingencies (Note 9)

Stockholders' Equity
Preferred stock, $.001 par value; 25,000,000 shares authorized; No shares issued or outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized; 7,039,405 and 7,016,796 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	7,039	7,017
Additional paid-in capital	24,714,317	24,601,295
Accumulated deficit	(5,787,588)	(5,139,346)

Total Stockholders' Equity	18,933,768	19,468,966

Total Liabilities and Stockholders' Equity	$39,960,853	$40,457,125

The accompanying notes are an integral part of the consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Revenue:
Rental income	$1,394,230	$1,267,986	$2,773,208	$2,382,773

Expenses:
Property operating and maintenance	399,506	494,890	800,742	778,466
Real estate taxes	214,929	189,216	428,092	351,717
Acquisition costs	-	79,021	57,863	325,106
Depreciation and amortization	313,508	286,355	638,924	553,244
General and administration	453,553	478,126	901,610	960,409
Legal and accounting	25,910	112,042	78,876	267,361
Interest	257,186	188,026	515,343	328,575

Total expenses	1,664,592	1,827,676	3,421,450	3,564,878

Net loss	$(270,362)	$(559,690)	$(648,242)	$(1,182,105)

Net loss per share
(Basic and fully diluted)	$(0.04)	$(0.08)	$(0.09)	$(0.17)

Weighted average number of common shares outstanding	7,039,405	7,016,796	7,035,533	7,016,796

The accompanying notes are an integral part of the consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2016 and 2015 (Unaudited)

	2016	2015
Cash Flows From Operating Activities:
Net loss	$(648,242)	$(1,182,105)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	638,924	553,244
Stock compensation	113,045	-
Amortization of deferred loan fees	60,654	43,110
Changes in operating assets and liabilities:
Rent and other receivables	1,831	(48,066)
Property tax and insurance reserves	-	260,123
Other assets and escrow deposits	(5,243)	16,736
Accounts payable and accrued liabilities	(22,104)	278,204
Resident security deposits	1,333	64,956
Net cash provided by (used in) operating activities	140,198	(13,798)

Cash Flows From Investing Activities:
Additions to investments in real estate	(224,805)	(5,215,946)
Lease origination costs	(53,030)	(81,793)
Net cash used in investing activities	(277,835)	(5,297,739)

Cash Flows From Financing Activities:
Proceeds from notes payable	-	3,526,985
Payments of notes payable	(957)	-
Payment of loan fees	-	(137,172)
Payments of deferred stock issuance costs	(121,278)	-
Net cash (used in) provided by financing activities	(122,235)	3,389,813

Net Decrease In Cash	(259,872)	(1,921,724)
Cash at the Beginning of the Period	2,140,298	3,343,236

Cash at the End of the Period	$1,880,426	$1,421,512

Supplemental Disclosure:

Cash paid for interest	$455,284	$272,965

The accompanying notes are an integral part of the consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 and 2015 (Unaudited)

NOTE 1. ORGANIZATION AND OPERATION

Reven Housing REIT, Inc. is a Maryland corporation (Reven Housing REIT, Inc., along with its wholly-owned subsidiaries, are also referred to herein collectively as the “Company”) which acquires portfolios of rented single family homes throughout the United States with the objective of receiving income from rental property activity and future profits from the sale of rental property at appreciated values.

As of June 30, 2016, the Company owned 527 single family homes in the Houston, Jacksonville, Memphis and Atlanta metropolitan areas.

The Company filed a registration statement on Form S-11 with the Security Exchange Commission (“SEC”) for the offer of a minimum of 3,000,000 shares and a maximum of 5,000,000 shares of common stock for sale to the public at an offering price of $5.00 per share. The SEC declared the Company’s registration statement effective on May 10, 2016. The common shares are being offered by the Company on a best-efforts basis. Unless the minimum offering is completed by August 30, 2016, the offering will terminate. If the minimum offering is completed by such date, the offering will continue until the earlier of (1) all shares are sold; (2) the Company’s decision to terminate the offering; or (3) December 31, 2016. As of July 31, 2016, the Company’s escrow agent had received $10,389,775 in gross offering proceeds for the sale of 2,077,955 shares of stock. The minimum conditions of the offering had not yet been met as of the filing date.

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”), as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”), and the rules and regulations of the SEC.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2015 Annual Report on Form 10-K filed with the SEC on March 24, 2016. The results of operations for the period ended June 30, 2016 are not necessarily indicative of the operating results for the full year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and reported amounts of revenues and expenses for the periods presented. Accordingly, the Company’s actual results could differ from those estimates.

Financial Instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying consolidated balance sheets, approximates fair value due to their short term nature. The Company’s short term financial instruments consist of cash, rents and other receivables, property tax and insurance reserves, escrow deposits, accounts payable and accrued liabilities, and resident security deposits.

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

June 30, 2016 and 2015 (Unaudited)

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments in Real Estate

The Company accounts for its investments in real estate as business combinations under the guidance of ASC Topic 805, Business Combinations (“ASC 805”) and these acquisitions are recorded at their estimated fair value at the date of acquisition. The purchase price is allocated to land, buildings and improvements, and the existing leases based upon their respective estimated fair values at the date of acquisition, with acquisition costs expensed as incurred. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes its own market knowledge and published market data from third-party agents and brokers. The estimated fair value of acquired in-place leases represents the expected costs the Company would have incurred to lease the property at the date of acquisition. Each portfolio of single family homes acquired is recorded as a separate business combination.

Buildings and improvements are depreciated over estimated useful lives of approximately 10 to 27.5 years using the straight-line method. Lease origination costs are amortized over the average remaining term of the in-place leases which is generally less than one year. Maintenance and repair costs are charged to expenses as incurred.

The Company assesses its investments in real estate for impairment whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company has not recognized any impairment losses for the periods ended June 30, 2016 and 2015.

Cash

The Company maintains its cash at financial institutions. The combined account balances at one or more institutions typically exceed the federal insurance coverage, and, as a result, there is a concentration of credit risk. The Company believes that the risk of loss is not significant, as the Company does not anticipate the financial institutions’ non-performance.

Rents and Other Receivables

Rents and other receivables represent the amount of rent receivables, security deposits and net rental funds which are held by the property managers on behalf of the Company, net of any allowance for amounts deemed uncollectible.

Escrow Deposits

Escrow deposits include refundable and non-refundable cash and earnest money on deposit with third parties for future property purchases. As of June 30, 2016, the Company did not have any pending transactions.

Deferred Stock Issuance Costs

Deferred stock issuance costs represent amounts paid for legal, consulting, and other offering expenses in conjunction with the future raising of additional capital to be completed within one year. These costs are expected to be netted against additional paid-in capital as a cost of the stock issuance upon closing of the respective stock placement.

Resident Security Deposits

Security deposits represent amounts deposited by tenants at the inception of the lease. As of June 30, 2016 and December 31, 2015, the Company had $436,600 and $435,267, respectively, in resident security deposits. Security deposits are refundable, net of any outstanding charges and fees, upon expiration of the underlying lease.

Revenue Recognition

Single family homes are leased under short term rental agreements generally with a one year term, and revenue is recognized over the lease term on a straight-line basis.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 and 2015 (Unaudited)

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The tax benefit of uncertain tax positions is recognized only if it is “more likely than not” that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority, having full knowledge of all the relevant information. As of June 30, 2016 and 2015, the Company had no unrecognized tax benefits.

The Company intends to elect to be taxed as a real estate investment trust (“REIT”), as defined in the Internal Revenue Code, commencing with the taxable year ended December 31, 2016. Management believes that the Company will be able to satisfy these requirements for qualification as a REIT. Accordingly, the Company does not expect to be subject to federal income tax, provided that it qualifies as a REIT and distributions to the stockholders equal or exceed REIT taxable income.

However, qualification and taxation as a REIT depends upon the Company’s ability to meet the various qualification tests imposed under the Internal Revenue Code related to the percentage of income that is earned from specified sources, the percentage of assets that fall within specified categories, the diversity of capital stock ownership, and the percentage of earnings that is distributed. The Company believes that the current composition of our shareholders, if unchanged, would not comply with the ownership requirement for qualification as a REIT. Nevertheless, the Company intends to timely comply with this requirement as a result of the issuance of shares in our current offering, although no assurance can be given that we will be successful in this regard, or that we will be organized or be able to operate in a manner so as to qualify or remain qualified as a REIT. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates, and the Company may be ineligible to qualify as a REIT for four subsequent tax years. Even if the Company qualifies as a REIT, it may be subject to certain state or local income taxes.

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

A total of 496,359 shares have been issued under the 2012 plan as of June 30, 2016.

Net Loss Per Share

Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any) are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share. For the periods ended June 30, 2016 and 2015, potentially dilutive securities excluded from the calculations were 263,588 shares issuable upon exercise of outstanding warrants granted in prior years.

Recent Accounting Pronouncements

The Company is currently evaluating recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 and 2015 (Unaudited)

NOTE 3. INVESTMENTS IN REAL ESTATE

The Company’s investments in real estate consist of single family homes purchased by the Company. The homes are generally leased to individual tenants under leases with terms of one year or less.

The following table summarizes the Company’s investments in real estate:

				Total
	Number		Buildings and	Investments
	of Homes	Land	Improvements	in Real Estate

Total at December 31, 2015	527	$6,761,350	$31,744,657	$38,506,007

Improvements during 2016:
Jacksonville, FL	-	-	120,399	120,399
Memphis, TN	-	-	43,575	43,575
Houston, TX	-	-	31,882	31,882
Atlanta, GA	-	-	28,949	28,949

Total at June 30, 2016	527	$6,761,350	$31,969,462	$38,730,812

NOTE 4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At June 30, 2016 and December 31, 2015, accounts payable and accrued liabilities consisted of the following:

	2016	2015

Accounts payable	$171,732	$321,815
Property taxes payable	423,450	415,124
Accrued compensation, board fees and other	463,998	343,750
Interest payable	62,154	62,749
	$1,121,334	$1,143,438

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 and 2015 (Unaudited)

NOTE 5. NOTES PAYABLE

A summary of the Company’s notes payable as of June 30, 2016 and December 31, 2015 is as follows:

	2016	2015
Note
Reven Housing Texas, LLC	$7,570,000	$7,570,000
Reven Housing Tennessee, LLC	3,916,761	3,917,530
Reven Housing Florida, LLC	3,526,797	3,526,985
Reven Housing Florida 2, LLC	4,875,895	4,875,895
	19,889,453	19,890,410
Less deferred loan fees, net	(420,302)	(480,956)
Notes payable, net	$19,469,151	$19,409,454

As of June 30, 2016, all of the notes above were interest only obligations with monthly interest payments at a rate of 1.00% over the prime rate (interest rate is 4.5% per annum at June 30, 2016). The loans are secured by deeds of trust encumbering primarily all of the Company’s homes in each specified area.

Costs incurred in the placement of the Company’s debt are deferred and amortized using the effective interest method over the term of the loans as a component of interest expense on the consolidated statements of operations. The amount of unamortized fees are further deducted from the remaining principal amount owed on the corresponding notes payable. Unamortized deferred loan costs and fees were $420,302 as of June 30, 2016. Unamortized deferred loan closing costs and fees were $480,956 as of December 31, 2015.

During the three month periods ended June 30, 2016 and 2015, the Company incurred $257,186 and $188,026, respectively, of interest expense related to the notes payable, which includes $30,327 and $24,984, respectively, of amortization of deferred loan fees. During the six month periods ended June 30, 2016 and 2015, the Company incurred $515,343 and $328,575, respectively, of interest expense related to the notes payable, which includes $60,654 and $43,110, respectively, of amortization of deferred loan fees.

The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of June 30, 2016:

July 1, 2016 through December 31, 2016	68,960
2017	318,168
2018	458,419
2019	11,088,269
2020	7,955,637
$19,889,453

NOTE 6. STOCKHOLDERS’ EQUITY AND STOCK COMPENSATION

On October 16, 2014, the Company issued an aggregate of 425,000 shares of the Company’s common stock under the 2012 Plan to certain officers and consultants of the Company. The shares issued are subject to restrictions and future vesting conditions based on the Company reaching certain future milestones. None of the shares were vested as of the issuance date. Compensation expense will be recognized in the applicable future periods should the applicable milestones be achieved in accordance with the vesting schedule. As of June 30, 2016 there is no assurance that these milestones will in fact be achieved and that the shares will in fact vest in the future.

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

The Company has outstanding warrants that allow holders to purchase up to 263,588 shares at an exercise price of $4.00 per share.  The warrants will expire on September 27, 2018 if not exercised prior to that date.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 and 2015 (Unaudited)

NOTE 7. INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and expected carry-forwards are available to reduce taxable income. The Company records a valuation allowance when, in the opinion of management, it is more likely than not, that the Company will not realize some or all deferred tax assets. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance equal to the deferred tax asset at June 30, 2016 and December 31, 2015. At December 31, 2015 the Company had federal and state net operating loss carry-forwards of approximately $2,900,000. The federal and state tax loss carry-forwards will begin to expire in 2032, unless previously utilized.

Pursuant to Internal Revenue Code Section 382, use of the Company’s net operating loss carry-forwards may be limited if a cumulative change in ownership of more than 50% occurs within a three year period. Management believes that such an ownership change had occurred but has not performed a study of the limitations on the net operating losses.

The Company did not meet all the requirements necessary for it to elect REIT status, specifically the stock ownership requirements, for the year ended December 31, 2015; thus the Company now plans to elect REIT status effective for the year ended December 31, 2016, should it meet all the requirements. The Company would then generally not be subject to income taxes assuming it complied with the specific distribution rules applicable to REITs. The Company believes that the current composition of our shareholders, if unchanged, would not comply with the ownership requirement for qualification as a REIT. Nevertheless, the Company intends to timely comply with this requirement as a result of the issuance of shares in our current offering, although no assurance can be given that we will be successful in this regard, or that we will be organized and able to operate in a manner so as to qualify or remain qualified as a REIT. The Company has also incurred current and prior year net operating losses; thus is not expecting to incur current income tax expenses, and due to its expectations of electing REIT status commencing in 2016, is not expected to realize any future tax benefits from the current years; or prior years’ operating losses.

NOTE 8. RELATED PARTY TRANSACTIONS

The Company sub-leased office space on a month-to-month basis from Reven Capital, LLC, which is wholly-owned by Chad M. Carpenter, a shareholder of the Company and its Chief Executive Officer, through January 31, 2016. This arrangement was terminated upon the Company relocating its office space and signing a new lease agreement with an unrelated party. Rental payments under this sub-lease totaled $0 and $9,000 for the three months ended June 30, 2016 and 2015, respectively. Rental payments under this sub-lease totaled $3,000 and $18,000 for the six months ended June 30, 2016 and 2015, respectively. Reven Capital, LLC currently sub-leases office space from the Company on a month to month basis for a monthly rental of $500.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Legal and Regulatory

The Company is subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of the Company’s business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements and, therefore, no accrual has been recorded as of the periods ended June 30, 2016 and 2015.

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

As of the date of this report, we have invested an aggregate of approximately $38.7 million and own a total of 527 homes, of which 256 homes are in the Jacksonville, Florida metropolitan area, 168 homes are in the Houston, Texas metropolitan area, 94 homes are in the Memphis, Tennessee metropolitan area (with two of the Memphis homes located just across the border in Mississippi) and nine homes are in the Atlanta, Georgia metropolitan area.

We intend to expand our acquisitions to other select markets in the United States that fit our investment criteria as we continue to evaluate new investment opportunities in different markets. As of June 30, 2016, our portfolio properties are currently 92.4% occupied. All of our portfolio properties to date have been acquired from available cash and with the proceeds from four secured loan transactions pursuant to which we have borrowed a total of $19,890,410. Our loan transactions are secured by first priority liens and related rents on 168 homes in the Houston, Texas metropolitan area, 256 homes in the Jacksonville, Florida metropolitan area and 92 homes in the Memphis, Tennessee metropolitan area.

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

Property Portfolio

The following tables represent our investment in the homes as of June 30, 2016:

Total Portfolio of Single-Family Homes — Summary Statistics

(as of June 30, 2016)

Market	No. of Homes	Aggregate Investment	Average Investment per Home	Properties Leased	Properties Vacant	Portfolio Occupancy Rate	Average Age (years)	Average Size (sq. ft.)	Average Monthly Rent	Average Remaining Lease Term (Months)
Atlanta, Georgia	9	$651,284	$72,365	6	3	67%	22	1,450	$884	2.6
Houston, Texas	168	$13,215,617	$78,664	166	2	99%	46	1,435	$1,028	2.7
Jacksonville, Florida	256	$17,562,402	$68,603	227	29	89%	52	1,327	$880	5.7
Memphis, Tennesee	94	$7,301,509	$77,676	88	6	94%	40	1,636	$979	10.3
Totals	527	$38,730,812	$73,493	487	40	92%	47	1,419	$945	5.5

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

Public Offering

We have filed a registration statement on Form S-11 with the SEC for the offer of a minimum of 3,000,000 shares and a maximum of 5,000,000 shares of common stock for sale to the public at an offering price of $5.00 per share. The SEC declared our registration statement effective on May 10, 2016. The common shares are being offered by us on a best-efforts basis. Unless the minimum offering is completed by August 30, 2016 the offering will terminate. If the minimum offering is completed by such date, the offering will continue until the earlier of (1) all shares are sold; (2) our decision to terminate the offering; or (3) December 31, 2016. As of July 31, 2016, the Company’s escrow agent had received $10,389,775 in gross offering proceeds for the sale of 2,077,955 shares of stock. The minimum conditions of the offering had not yet been met as of the filing date.

Proceeds of this offering will be used primarily for future acquisitions of homes. If we are unsuccessful in completing this offering, our future acquisition activity will be limited until other sources of capital are arranged.

Results of Operations

Three Month Period ended June 30, 2016 compared to Three Month Period ended June 30, 2015

For the three months ended June 30, 2016, we had total rental income of $1,394,230 compared to total rental income of $1,267,986 for the three months ended June 30, 2015. The increase in total rental and other income is due primarily to the increase in rental homes owned for the 2016 time period as compared to 2015. We owned 527 homes during the entire quarter ended June 30, 2016. In 2015, we owned 473 homes at June 30, 2015.

As of June 30, 2016, 487, or approximately 92%, of our 527 homes were occupied. During the quarter ended June 30, 2016, we had 42 home leases turnover, which represented approximately 8.0% of our end of the quarter portfolio. As of June 30, 2015, 436, or approximately 92%, of our 473 homes were occupied. During the quarter ended June 30, 2015, we had 66 home leases turnover, which represented approximately 14.0% of our end of the quarter portfolio.

For the quarter ended June 30, 2016, we had property operating and maintenance expenses of $399,506 compared to $494,890 for the quarter ended June 30, 2015. Property operating and maintenance expenses consist of insurance, property management fees paid to third parties, repairs and maintenance costs, home owner association fees, and other miscellaneous property costs. The decrease in these costs for the 2016 period as compared to 2015 results primarily from a reduction in repair, maintenance and turn costs due to a reduction in the number of leases that turned over during the comparative periods. Real estate taxes for the three months ended June 30, 2016 were $214,929 compared to $189,216 for the three months ended June 30, 2015. The increase in real estate taxes from 2015 to 2016 is due to a corresponding increase in our inventory of single family homes.

We had net operating income from rentals of $779,795 in the second quarter of 2016 compared to net operating income from rentals of $583,880 in the corresponding prior year’s quarter. The increase in net operating income is due primarily to the increase in rental homes owned during the current 2016 period combined with the reduction in repairs, maintenance and turn costs. This results in a net operating income margin of approximately 55.9% in 2016 compared to a net operating income margin of 46.0% in 2015. The increase in margin relates primarily to a proportional decrease in property operating and maintenance expenses in 2016 when compared to 2015 expenses.

There were no real estate acquisition costs incurred during the three months ended June 30, 2016. Acquisition costs were $79,021 for the three months ended June 30, 2015. Real estate acquisition costs consist primarily of closing costs, due diligence costs and reports, and legal and accounting fees relating to our acquisitions of single family homes.

Depreciation and amortization increased to $313,508 during the three months ended June 30, 2016 compared to $286,355 during the three months ended June 30, 2015, reflecting the corresponding increase in our inventory of single family homes.

General and administrative expenses for the three months ended June 30, 2016 totaled $453,553 compared to general and administrative expenses of $478,126 for the prior year period. General and administrative expenses consist of personnel costs, outside director fees, occupancy fees, public company filing fees, and other general expenses.

Legal and accounting expenses during the three months ended June 30, 2016 totaled $25,910 compared to $112,042 for the three months ended June 30, 2015. This reduction is due to a decrease in the amount of professional services required during the past quarter due to a reduced amount of acquisition activity compared to the prior year period.

Interest expense was $257,186 for the three months ended June 30, 2016 compared to $188,026 for the three months ended June 30, 2015. This difference is primarily a result of the increase in our outstanding debt balances during the quarter ended June 30, 2016 when compared to the quarter ended June 30, 2015.

Net loss for the three months ended June 30, 2016 was $270,362. The net loss for the three months ended June 30, 2015 was $599,690. The weighted average number of shares outstanding for the quarter ended June 30, 2016 increased to 7,039,405 from 7,016,796 for the quarter ended June 30, 2015, resulting in a net loss per share of $0.04 for the quarter ended June 30, 2016 and a net loss per share of $0.08 for the quarter ended June 30, 2015.

Six Month Period ended June 30, 2016 compared to Six Month Period ended June 30, 2015

For the six months ended June 30, 2016, we had total rental income of $2,773,208 compared to total rental income of $2,382,773 for the six months ended June 30, 2015. The increase in total rental and other income is due primarily to the increase in rental homes owned for the 2016 time period as compared to 2015.

For the six months ended June 30, 2016, we had property operating and maintenance expenses of $800,742 compared to $778,466 for the six months ended June 30, 2015. Real estate taxes for the six months ended June 30, 2016 were $428,092 compared to $351,717 for the six months ended June 30, 2015. The increase in real estate taxes from 2015 to 2016 is due to a corresponding increase in our inventory of single family homes.

We had net operating income from rentals of $1,544,374 for the first six months of 2016 compared to net operating income from rentals of $1,252,590 in the corresponding prior year’s period. The increase in net operating income is due primarily to the increase in rental homes owned during the current 2016 period. This results in a net operating income margin of approximately 55.7% in 2016 compared to a net operating income margin of 52.6% in 2015.

Real estate acquisition costs incurred during the six months ended June 30, 2016 were $57,863. Acquisition costs were $325,106 for the six months ended June 30, 2015. The reduction in 2016 costs incurred were due to a reduction in acquisition activity during 2016.

Depreciation and amortization increased to $638,924 during the six months ended June 30, 2016 compared to $553,244 during the six months ended June 30, 2015, reflecting the corresponding increase in our inventory of single family homes.

General and administrative expenses for the six months ended June 30, 2016 totaled $901,610 compared to general and administrative expenses of $960,409 for the prior year period.

Legal and accounting expenses during the six months ended June 30, 2016 totaled $78,876 compared to $267,361 for the six months ended June 30, 2015. This reduction is due to a decrease in the amount of professional services required during the six months ended June 30, 2016 due to a reduced amount of acquisition activity compared to the prior year period.

Interest expense was $515,343 for the six months ended June 30, 2016 compared to $328,575 for the six months ended June 30, 2015. This difference is primarily a result of the increase in our outstanding debt balances during the six months ended June 30, 2016 when compared to the six months ended June 30, 2015.

Net loss for the six months ended June 30, 2016 was $648,242. The net loss for the six months ended June 30, 2015 was $1,182,105. The weighted average number of shares outstanding for the six months ended June 30, 2016 increased to 7,035,533 from 7,016,796 for the six months ended June 30, 2015, resulting in a net loss per share of $0.09 for the six months ended June 30, 2016 and a net loss per share of $0.17 for the six months ended June 30, 2015.

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

Our liquidity and capital resources as of June 30, 2016 consisted primarily of cash of $1,880,426. We believe our current liquidity and the expected cash flows from operations will be sufficient to fund the present level of our operations through December 31, 2016. However, our future acquisition activity will depend primarily on our ability to raise funds from the further issuance of shares of our common stock combined with new loan transactions secured by our current and future home inventories. In order to purchase additional single family homes, we intend to opportunistically utilize the capital markets to raise additional capital, including through the issuance of debt and equity securities, but there can be no assurance that we will be able to access adequate liquidity sources on favorable terms, or at all.

Public Offering

We have filed a registration statement on Form S-11 with the SEC for the offer of a minimum of 3,000,000 shares and a maximum of 5,000,000 shares of common stock for sale to the public at an offering price of $5.00 per share. The SEC declared our registration statement effective on May 10, 2016. The common shares are being offered by us on a best-efforts basis. Unless the minimum offering is completed by August 30, 2016 the offering will terminate. If the minimum offering is completed by such date, the offering will continue until the earlier of (1) all shares are sold; (2) our decision to terminate the offering; or (3) December 31, 2016. As of July 31, 2016, the Company’s escrow agent had received $10,389,775 in gross offering proceeds for the sale of 2,077,955 shares of stock. The minimum conditions of the offering had not yet been met as of the filing date.

Proceeds of this offering will be used primarily for future acquisitions of homes. If we are unsuccessful in completing this offering, our future acquisition activity will be limited until other sources of capital are arranged.

Operating Activities

We had net cash provided by operating activities of $140,198 during the six months ended June 30, 2016. This resulted from a net loss of $648,242, after adding back depreciation and amortization of $638,924, stock compensation of $113,045 and amortization of deferred loan fees of $60,654, and then decreasing the amount by the net change in operating assets and liabilities of $24,183.

We had net cash used in operations of $13,798 during the six months ended June 30, 2015. This resulted from a net loss of $1,182,105 after adding back depreciation and amortization of $553,244, amortization of loan fees of $43,110, and the net change in operating assets and liabilities of $571,953.

Investing Activities

During the six months ended June 30, 2016, we invested $224,805 in capitalized improvements to our homes and $53,030 in lease origination costs, for a total of $277,835 of cash used in investing activities.

During the six months ended June 30, 2015, we invested $5,215,946 in acquisitions of single family homes, and $81,793 in lease origination costs relating to those acquisitions, for a total of $5,297,739 of cash used in investing activities.

Financing Activities

During the six months ended June 30, 2016 we made principal payments of $957 and incurred $121,278 of deferred stock issuance costs for a total of $122,235 of cash used in financing activities.

During the six months ended June 30, 2015, we had net cash provided by financing activities of $3,389,813 derived from $3,526,985 from the issuance of notes payable, less $137,172 of deferred loan fees relating to those notes.

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

The following is a reconciliation of our NOI to net loss as determined in accordance with GAAP for the three and six month periods ended June 30, 2016 and 2015.

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss	$(270,362)	$(559,690)	$(648,242)	$(1,182,105)

Acquisition costs	-	79,021	57,863	325,106
Depreciation and amortization	313,508	286,355	638,924	553,244
General and administration	453,553	478,126	901,610	960,409
Legal and accounting	25,910	112,042	78,876	267,361
Interest expense	257,186	188,026	515,343	328,575

Net Operating Income	$779,795	$583,880	$1,544,374	$1,252,590

Net operating income as a percentage of total revenue	55.9%	46.0%	55.7%	52.6%

NOI should not be considered an alternative to net loss or net cash flows from operating activities, as determined in accordance with GAAP, as indications of our performance or as measures of liquidity. Nor is NOI necessarily indicative of cash available to fund future cash needs or distributions to shareholders. In addition, although we use NOI for comparability in assessing our performance against other REITs, not all REITs compute the same non-GAAP measure of NOI. Accordingly, our basis for computing this non- GAAP measure may not be comparable with that of other REITs. This is due in part to the differences in property operating and maintenance expenses incurred by, and real estate taxes applicable to, different companies and the significant effect these items have on NOI.

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

The following table sets forth a reconciliation of our net loss as determined in accordance with GAAP and our calculations of FFO and Core FFO for the three and six month periods ended June 30, 2016 and 2015:

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss	$(270,362)	$(559,690)	$(648,242)	$(1,182,105)

Add back depreciation and amortization	313,508	286,355	638,924	553,244

Funds from (used in) operations	$43,146	$(273,335)	$(9,318)	$(628,861)

Add back acquisition costs	-	79,021	57,863	325,106
Add back stock compensation	-	-	113,045	-

Core funds from (used in) operations	$43,146	$(194,314)	$161,590	$(303,755)

Note for the three and six month periods ended June 30, 2016 and 2015, we did not sell any of our real estate investments. Therefore we did not have any gains or losses on the sale of assets. Additionally, we have not incurred any impairments in value of any our real estate investments over these same periods.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

As a “smaller reporting company” defined in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

Item 4.  Controls and Procedures.

Internal Control Over Financial Reporting

During the three months ended June 30, 2016, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (“Exchange Act”)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act as of June 30, 2016.  Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

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

Dated: August 11, 2016	REVEN HOUSING REIT, INC.

/s/ Chad M. Carpenter
Chad M. Carpenter,
Chief Executive Officer
(Principal Executive Officer)

Dated: August 11, 2016	REVEN HOUSING REIT, INC.

/s/ THAD L. MEYEr
Thad L. Meyer,
Chief Financial Officer
(Principal Financial Officer)