Form 10-Q
period 2016-09-30
Reven Housing REIT, Inc.
filed 2016-11-14
CIK 1487782

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2016

-OR-

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transaction period from             to

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

The number of outstanding shares of the registrant's common stock, as of November 1, 2016: 10,552,425

REVEN HOUSING REIT, INC.

FORM 10-Q

PART II - OTHER INFORMATION

Item 6. Exhibits	21

SIGNATURES	22

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016
	(unaudited)	December 31, 2015
ASSETS

Investments in real estate:
Land	$6,761,350	$6,761,350
Buildings and improvements	32,109,480	31,744,657
	38,870,830	38,506,007
Accumulated depreciation	(2,525,663)	(1,630,873)
Investments in real estate, net	36,345,167	36,875,134

Cash	16,082,203	2,140,298
Rent and other receivables	245,800	239,928
Escrow deposits	92,500	143,901
Lease origination costs, net	224,706	218,789
Deferred stock issuance costs	-	742,757
Other assets	141,052	96,318

Total Assets	$53,131,428	$40,457,125

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities	$930,704	$1,143,438
Resident security deposits	439,192	435,267
Notes payable, net	19,473,379	19,409,454

Total Liabilities	20,843,275	20,988,159

Commitments and contingencies (Note 9)

Stockholders' Equity
Preferred stock, $.001 par value; 25,000,000 shares authorized;
No shares issued or outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized;
10,122,425 and 7,016,796 shares issued and outstanding at
September 30, 2016 and December 31, 2015, respectively	10,122	7,017
Additional paid-in capital	38,836,862	24,601,295
Accumulated deficit	(6,558,831)	(5,139,346)

Total Stockholders' Equity	32,288,153	19,468,966

Total Liabilities and Stockholders' Equity	$53,131,428	$40,457,125

The accompanying notes are an integral part of the consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenue:
Rental income	$1,381,576	$1,219,419	$4,154,784	$3,602,192

Expenses:
Property operating and maintenance	406,475	355,238	1,207,217	1,133,704
Real estate taxes	230,165	194,985	658,256	546,702
Acquisition costs	18,265	37,341	76,129	362,447
Depreciation and amortization	326,029	295,344	964,953	848,587
General and administration	448,123	419,022	1,349,733	1,379,431
Noncash share-based compensation	425,000	-	425,000	-
Legal and accounting	38,256	44,609	117,132	311,970
Interest	260,506	188,434	775,849	517,009

Total expenses	2,152,819	1,534,973	5,574,269	5,099,850

Net loss	$(771,243)	$(315,554)	$(1,419,485)	$(1,497,658)

Net loss per share
(Basic and fully diluted)	$(0.09)	$(0.04)	$(0.19)	$(0.21)

Weighted average number of common shares outstanding	8,245,013	7,016,796	7,441,650	7,016,796

The accompanying notes are an integral part of the consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance at January 1, 2016	7,016,796	$7,017	$24,601,295	$(5,139,346)	$19,468,966

Stock issued under share-based compensation plans	22,609	22	113,023	-	113,045

Noncash share-based compensation	-	-	425,000	-	425,000

Proceeds from issuances of shares, net of issuance costs	3,083,020	3,083	13,697,544	-	13,700,627

Net loss	-	-	-	(1,419,485)	(1,419,485)

Balance at September 30, 2016	10,122,425	$10,122	$38,836,862	$(6,558,831)	$32,288,153

The accompanying notes are an integral part of the consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(1,419,485)	$(1,497,658)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	964,953	848,587
Noncash share-based compensation	425,000	-
Amortization of deferred loan fees	90,981	68,094
Changes in operating assets and liabilities:
Rent and other receivables	(5,872)	(61,303)
Property tax and insurance reserves	-	260,123
Other assets	(44,734)	70,980
Accounts payable and accrued liabilities	(99,689)	411,313
Resident security deposits	3,925	76,325
Net cash (used in) provided by operating activities	(84,921)	176,461

Cash Flows From Investing Activities:
Additions to investments in real estate	(364,823)	(5,388,544)
Lease origination costs	(76,080)	(115,279)
Escrow deposits	51,401	(84,694)
Net cash used in investing activities	(389,502)	(5,588,517)

Cash Flows From Financing Activities:
Proceeds from issuance of shares	15,415,100	-
Proceeds from notes payable	-	3,526,985
Payments of notes payable	(27,056)	-
Payment of loan fees	-	(137,172)
Payments of deferred stock issuance costs	(971,716)	(19,540)
Net cash provided by financing activities	14,416,328	3,370,273

Net Increase (Decrease) In Cash	13,941,905	(2,041,783)
Cash at the Beginning of the Period	2,140,298	3,343,236

Cash at the End of the Period	$16,082,203	$1,301,453

Supplemental Disclosure:

Cash paid for interest	$685,544	$436,415

The accompanying notes are an integral part of the consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 and 2015 (Unaudited)

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

As of September 30, 2016, the Company owned 527 single family homes in the Houston, Jacksonville, Memphis and Atlanta metropolitan areas.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2015 Annual Report on Form 10-K filed with the SEC on March 24, 2016. The results of operations for the period ended September 30, 2016 are not necessarily indicative of the operating results for the full year.

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

September 30, 2016 and 2015 (Unaudited)

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

The Company assesses its investments in real estate for impairment whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company has not recognized any impairment losses for the periods ended September 30, 2016 and 2015.

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

Escrow Deposits

Escrow deposits include refundable and non-refundable cash and earnest money on deposit with third parties for future property purchases. As of September 30, 2016, the Company had entered into an agreement for the purchase of residential properties for an aggregate amount of $9,250,000 and had corresponding refundable earnest deposits for these purchases of $92,500. However, not all of these properties are certain to be acquired because properties may fall out of escrow through the closing process for various reasons.

Deferred Stock Issuance Costs

Deferred stock issuance costs represent amounts paid for legal, consulting, and other offering expenses in conjunction with the future raising of additional capital to be completed within one year. These costs are offset against additional paid-in capital as a cost of the stock issuance upon closing of the respective stock placement. During the three months ended September 30, 2016, the Company included $1,714,473 of issuance costs in its statement of stockholders’ equity in connection with its issuance of shares.

Resident Security Deposits

Resident security deposits represent amounts deposited by tenants at the inception of the lease. As of September 30, 2016 and December 31, 2015, the Company had $439,192 and $435,267, respectively, in resident security deposits. Security deposits are refundable, net of any outstanding charges and fees, upon expiration of the underlying lease.

Revenue Recognition

Single family homes are leased under short term rental agreements generally with a one-year term, and revenue is recognized over the lease term on a straight-line basis.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 and 2015 (Unaudited)

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The tax benefit of uncertain tax positions is recognized only if it is “more likely than not” that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority, having full knowledge of all the relevant information. As of September 30, 2016 and 2015, the Company had no unrecognized tax benefits.

The Company intends to elect to be taxed as a real estate investment trust (“REIT”), as defined in the Internal Revenue Code, commencing with the taxable year ending December 31, 2016. Management believes that the Company will be able to satisfy these requirements for qualification as a REIT. Accordingly, the Company does not expect to be subject to federal income tax, provided that it qualifies as a REIT and distributions to the stockholders equal or exceed REIT taxable income.

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

A total of 496,359 shares have been issued under the 2012 plan as of September 30, 2016.

Net Loss Per Share

Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any) are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share. For the periods ended September 30, 2016 and 2015, potentially dilutive securities excluded from the calculations were 263,588 shares issuable upon exercise of outstanding warrants granted in prior years.

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

September 30, 2016 and 2015 (Unaudited)

NOTE 3. INVESTMENTS IN REAL ESTATE

The Company’s investments in real estate consist of single family homes purchased by the Company. The homes are generally leased to individual tenants under leases with terms of one year or less.

The following table summarizes the Company’s investments in real estate:

				Total
	Number		Buildings and	Investments
	of Homes	Land	Improvements	in Real Estate

Total at December 31, 2015	527	$6,761,350	$31,744,657	$38,506,007

Improvements during 2016:
Jacksonville, FL	-	-	188,901	188,901
Memphis, TN	-	-	90,610	90,610
Houston, TX	-	-	42,078	42,078
Atlanta, GA	-	-	43,234	43,234

Total at September 30, 2016	527	$6,761,350	$32,109,480	$38,870,830

NOTE 4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At September 30, 2016 and December 31, 2015, accounts payable and accrued liabilities consisted of the following:

	2016	2015

Accounts payable	$12,103	$321,815
Property taxes payable	579,737	415,124
Accrued compensation, board fees and other	276,791	343,750
Interest payable	62,073	62,749
	$930,704	$1,143,438

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 and 2015 (Unaudited)

NOTE 5. NOTES PAYABLE

A summary of the Company’s notes payable as of September 30, 2016 and December 31, 2015 is as follows:

	2016	2015
Note
Reven Housing Texas, LLC	$7,543,901	$7,570,000
Reven Housing Tennessee, LLC	3,916,761	3,917,530
Reven Housing Florida, LLC	3,526,794	3,526,985
Reven Housing Florida 2, LLC	4,875,898	4,875,895
	19,863,354	19,890,410
Less deferred loan fees, net	(389,975)	(480,956)
Notes payable, net	$19,473,379	$19,409,454

As of September 30, 2016, all of the notes above incur interest at a rate of 1.00% over the prime rate (interest rate is 4.5% per annum at September 30, 2016). The loans are secured by deeds of trust encumbering substantially all of the Company’s homes in each specified area.

Costs incurred in the placement of the Company’s debt are deferred and amortized using the effective interest method over the term of the loans as a component of interest expense on the consolidated statements of operations. The amount of unamortized fees are further deducted from the remaining principal amount owed on the corresponding notes payable. Unamortized deferred loan costs and fees totaled $389,975 as of September 30, 2016. Unamortized deferred loan closing costs and fees totaled $480,956 as of December 31, 2015.

During the three month periods ended September 30, 2016 and 2015, the Company incurred $260,506 and $188,434, respectively, of interest expense related to the notes payable, which includes $30,327 and $24,984, respectively, of amortization of deferred loan fees. During the nine month periods ended September 30, 2016 and 2015, the Company incurred $775,849 and $517,009, respectively, of interest expense related to the notes payable, which includes $90,981 and $68,094, respectively, of amortization of deferred loan fees.

The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of September 30, 2016:

October 1, 2016 through December 31, 2016	42,861
2017	318,168
2018	458,419
2019	11,088,269
2020	7,955,637
$19,863,354

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 and 2015 (Unaudited)

NOTE 6. STOCKHOLDERS’ EQUITY AND STOCK COMPENSATION

On February 1, 2016, the Company issued an aggregate of 22,609 shares of the Company’s common stock under the 2012 Plan to certain officers and consultants of the Company. The shares were valued at a per share price of $5.00 per share consistent with the price of the Company’s current registered stock offering and were utilized as payment for a portion of the officers and consultants outstanding bonus compensation for the year ended December 31, 2015.

The Company filed a registration statement on Form S-11 with the Security Exchange Commission (“SEC”) for the offer of a minimum of 3,000,000 shares and a maximum of 5,000,000 shares of common stock for sale to the public at an offering price of $5.00 per share. The SEC declared the Company’s registration statement effective on May 10, 2016. The common shares are being offered by the Company on a best-efforts basis. During the three months ended September 30, 2016, the Company issued 3,083,020 shares of stock and received $15,415,100 in gross offering proceeds. Offering costs totaled $1,714,473 through September 30, 2016 and have been offset against additional paid-in capital as a cost of the stock issuance. The Company’s direct offering of common shares will continue until all shares are sold, December 31, 2016, or the Company’s earlier decision to terminate the offering. On November 1, 2016 the Company accepted subscription agreements for an additional 430,000 shares and received total proceeds of $2,150,000.

On October 16, 2014, the Company issued 425,000 shares of the Company’s common stock under the 2012 Plan to certain officers and consultants of the Company. The shares issued are subject to restrictions and future vesting conditions based on the Company reaching certain future milestones. During the three months ended September 30, 2016, 106,250 of these shares became vested upon the achievement of certain milestones related to our public offering of common stock mentioned above. Accordingly, $425,000 of noncash share-based compensation expense was then recognized based on the value of the shares on the date of grant. None of the remaining 318,750 shares were vested as of the issuance date. Compensation expense will be recognized in the applicable future periods on these unvested shares should the applicable milestones be achieved in accordance with the vesting schedule. There is no assurance that these milestones will in fact be achieved and that the shares will in fact vest in the future.

The Company has outstanding warrants that allow holders to purchase up to 263,588 shares at an exercise price of $4.00 per share.  The warrants will expire on September 27, 2018, if not exercised prior to that date.

NOTE 7. INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and expected carry-forwards are available to reduce taxable income. The Company records a valuation allowance when, in the opinion of management, it is more likely than not, that the Company will not realize some or all deferred tax assets. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance equal to the deferred tax asset at September 30, 2016 and December 31, 2015. At December 31, 2015 the Company had federal and state net operating loss carry-forwards of approximately $2,600,000. The federal and state tax loss carry-forwards will begin to expire in 2032, unless previously utilized.

Pursuant to Internal Revenue Code Section 382, use of the Company’s net operating loss carry-forwards may be limited if a cumulative change in ownership of more than 50% occurs within a three year period. Management believes that such an ownership change had occurred but has not performed a study of the limitations on the net operating losses.

The Company plans to elect REIT status effective for the year ended December 31, 2016, should it meet all the requirements. The Company would then generally not be subject to income taxes assuming it complied with the specific distribution rules applicable to REITs. The Company intends to timely comply with the requirements necessary to elect REIT status for the year ending December 31, 2016, although no assurance can be given that we will be successful in this regard, or that we will be organized and able to operate in a manner so as to qualify or remain qualified as a REIT.

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

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 and 2015 (Unaudited)

NOTE 8. RELATED PARTY TRANSACTIONS

The Company sub-leased office space on a month-to-month basis from Reven Capital, LLC, which is wholly-owned by Chad M. Carpenter, a shareholder of the Company and its Chief Executive Officer, through January 31, 2016. This arrangement was terminated upon the Company relocating its office space and signing a new lease agreement with an unrelated party. Rental payments under this sub-lease totaled $0 and $9,000 for the three months ended September 30, 2016 and 2015, respectively and $3,000 and $27,000 for the nine months ended September 30, 2016 and 2015, respectively. Reven Capital, LLC currently subleases office space from the Company on a month to month basis for a monthly rental of $500.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Legal and Regulatory

The Company is subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of the Company’s business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements and, therefore, no accrual has been recorded as of the periods ended September 30, 2016 and 2015.

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

As of the September 30, 2016, we have invested an aggregate of approximately $38.9 million and own a total of 527 homes, of which 256 homes are in the Jacksonville, Florida metropolitan area, 168 homes are in the Houston, Texas metropolitan area, 94 homes are in the Memphis, Tennessee metropolitan area (with two of the Memphis homes located just across the border in Mississippi) and nine homes are in the Atlanta, Georgia metropolitan area.

We intend to expand our acquisitions to other select markets in the United States that fit our investment criteria as we continue to evaluate new investment opportunities in different markets. As of September 30, 2016, our portfolio properties are currently 94.1% occupied. All of our portfolio properties to date have been acquired from available cash and with the proceeds from four secured loan transactions which have a current total outstanding balance of $19,863,354. Our loan transactions are secured by first priority liens and related rents on 168 homes in the Houston, Texas metropolitan area, 256 homes in the Jacksonville, Florida metropolitan area and 92 homes in the Memphis, Tennessee metropolitan area.

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

Property Portfolio

The following tables represent our investment in the homes as of September 30, 2016:

Total Portfolio of Single-Family Homes — Summary Statistics

(as of September 30, 2016)

Market	No. of Homes	Aggregate Investment	Average Investment per Home	Properties Leased	Properties Vacant	Portfolio Occupancy Rate	Average Age (years)	Average Size (sq. ft.)	Average Monthly Rent	Average Remaining Lease Term (Months)
Atlanta, Georgia	9	$665,568	$73,952	9	0	100.0%	22	1,450	$886	7.6
Houston, Texas	168	$13,225,813	$78,725	161	7	95.8%	46	1,435	$1,031	2.5
Jacksonville, Florida	256	$17,630,905	$68,871	239	17	93.4%	52	1,327	$884	5.5
Memphis, Tennesee	94	$7,348,544	$78,176	87	7	92.6%	40	1,636	$985	10.3
Totals	527	$38,870,830	$73,759	496	31	94.1%	47	1,419	$949	5.4

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

Public Offering

We have filed a registration statement on Form S-11 with the SEC for the offer of a minimum of 3,000,000 shares and a maximum of 5,000,000 shares of common stock for sale to the public at an offering price of $5.00 per share. The SEC declared our registration statement effective on May 10, 2016. The common shares are being offered by us on a best-efforts basis. During the three months ended September 30, 2016, we issued 3,083,020 shares of stock and received $15,415,100 in gross offering proceeds. Offering costs totaled $1,714,473 through September 30, 2016 and have been offset against additional paid-in capital as a cost of the stock issuance. Our direct offering of common shares will continue until all shares are sold, December 31, 2016, or our earlier decision to terminate the offering. On November 1, 2016, we accepted subscription agreements for an additional 430,000 shares and received total proceeds of $2,150,000.

Proceeds of this offering will be used primarily for future acquisitions of homes. As of September 30, 2016, we had entered into an agreement for the purchase of 100 additional residential properties in the Houston, Texas metropolitan area for an aggregate amount of $9,250,000. Our purchase of the homes is subject to our due diligence and we may terminate the agreement for any or no reason by giving written notice of such termination to the seller on or before the expiration of the due diligence period, which ends on November 30, 2016. There can be no assurance that we will consummate the acquisition or, if we do, give assurance on the numbers of homes to be purchased because properties may fall out of escrow through the closing process for various reasons.

Results of Operations

Three Month Period ended September 30, 2016 compared to Three Month Period ended September 30, 2015

For the three months ended September 30, 2016, we had total rental income of $1,381,576 compared to total rental income of $1,219,419 for the three months ended September 30, 2015. The increase in total rental and other income is due primarily to the increase in rental homes owned for the 2016 time-period as compared to 2015. We owned 527 homes during the entire quarter ended September 30, 2016. We owned 473 homes during the entire quarter ended September 30, 2015.

As of September 30, 2016, 496, or 94.1%, of our 527 homes were occupied. During the quarter ended September 30, 2016, we had 42 home leases turnover, which represented approximately 8.0% of our end of the quarter portfolio. As of September 30, 2015, 446, or 94.3%, of our 473 homes were occupied. During the quarter ended September 30, 2015, we had 46 home leases turnover, which represented approximately 9.7% of our end of the quarter portfolio.

For the quarter ended September 30, 2016, we had property operating and maintenance expenses of $406,475 compared to $355,238 for the quarter ended September 30, 2015. Property operating and maintenance expenses consist of insurance, property management fees paid to third parties, repairs and maintenance costs, home owner association fees, and other miscellaneous property costs. The increase in these costs for the 2016 period as compared to 2015 results primarily from the increase in properties owned in 2016 when compared to 2015. Real estate taxes for the three months ended September 30, 2016 totaled $230,165 compared to $194,985 for the three months ended September 30, 2015. The increase in real estate taxes from 2015 to 2016 is due to a corresponding increase in our inventory of single family homes along with increased tax assessment values due to appreciation in value of our homes.

We had net operating income from rentals of $744,936 in the third quarter of 2016 compared to net operating income from rentals of $669,196 in the corresponding prior year’s quarter. The increase in net operating income is due primarily to the increase in rental homes owned during the current 2016 period when compared to the 2015 period. This results in a net operating income margin of approximately 53.9% in 2016 compared to a net operating income margin of 54.9% in 2015. The slight decrease in margin relates primarily to proportional increases in real estate tax expenses in 2016 when compared to 2015 expenses. For a reconciliation of our calculation of net operating income to net loss, please refer to the net operating income section of this report.

Real estate acquisition costs incurred during the three months ended September 30, 2016 were $18,265. Acquisition costs were $37,341 for the three months ended September 30, 2015. Real estate acquisition costs consist primarily of closing costs, due diligence costs and reports, and legal and accounting fees relating to our acquisitions of single family homes.

Depreciation and amortization increased to $326,029 during the three months ended September 30, 2016 compared to $295,344 during the three months ended September 30, 2015, reflecting the corresponding increase in our inventory of single family homes.

General and administrative expenses for the three months ended September 30, 2016 totaled $448,123 compared to general and administrative expenses of $419,022 for the prior year period. General and administrative expenses consist of personnel costs, outside director fees, occupancy fees, public company filing fees, and other general expenses.

Noncash share-based compensation was $425,000 during the three months ended September 30, 2016. There was no corresponding noncash share-based compensation in the corresponding period in 2015. The expense was due to vesting of shares awards to certain officers and consultants upon the achievement of certain milestones related to our current offering.

Legal and accounting expenses during the three months ended September 30, 2016 totaled $38,256 compared to $44,609 for the three months ended September 30, 2015.

Interest expense was $260,506 for the three months ended September 30, 2016 compared to $188,434 for the three months ended September 30, 2015. This difference is primarily a result of the increase in our outstanding debt balances, which were higher during the quarter ended September 30, 2016 when compared to the quarter ended September 30, 2015.

Net loss for the three months ended September 30, 2016 was $771,243. The net loss for the three months ended September 30, 2015 was $315,554. The weighted average number of shares outstanding for the quarter ended September 30, 2016 increased to 8,245,013 from 7,016,796 for the quarter ended September 30, 2015, resulting in a net loss per share of $0.09 for the quarter ended September 30, 2016 and a net loss per share of $0.04 for the quarter ended September 30, 2015. As noted in the above discussion, the primary difference between the two comparative periods was the recognition of $425,000 of noncash share-based compensation and our issuance of 3,083,020 common shares during the three month period ended September 30, 2016.

Nine Month Period ended September 30, 2016 compared to Nine Month Period ended September 30, 2015

For the nine months ended September 30, 2016, we had total rental income of $4,154,784 compared to total rental income of $3,602,192 for the nine months ended September 30, 2015. The increase in total rental and other income is due primarily to the increase in rental homes owned for the 2016 time-period as compared to 2015.

For the nine months ended September 30, 2016, we had property operating and maintenance expenses of $1,207,217 compared to $1,133,704 for the nine months ended September 30, 2015. Real estate taxes for the nine months ended September 30, 2016 were $658,256 compared to $546,702 for the nine months ended September 30, 2015. The increase in property operating, maintenance, and real estate taxes from 2015 to 2016 is due primarily to a corresponding increase in our inventory of single family homes.

We had net operating income from rentals of $2,289,311 for the first nine months of 2016 compared to net operating income from rentals of $1,921,786 in the corresponding prior year’s period. The increase in net operating income is due primarily to the increase in rental homes owned during the current 2016 period. This results in a net operating income margin of approximately 55.1% in 2016 compared to a net operating income margin of 53.4% in 2015.

Real estate acquisition costs incurred during the nine months ended September 30, 2016 totaled $76,129. Acquisition costs were $362,447 for the nine months ended September 30, 2015. The reduction in 2016 costs incurred were due to a reduction in acquisition activity during 2016.

Depreciation and amortization increased to $964,953 during the nine months ended September 30, 2016 compared to $848,587 during the nine months ended September 30, 2015, reflecting the corresponding increase in our inventory of single family homes.

General and administrative expenses for the nine months ended September 30, 2016 totaled $1,349,733 compared to general and administrative expenses of $1,379,431 for the prior year period.

Noncash share-based compensation was $425,000 during the nine months ended September 30, 2016. There was no corresponding noncash share-based compensation in the corresponding period in 2015. The expense was due to vesting of shares awards to certain officers and consultants upon the issuance of shares under our current offering.

Legal and accounting expenses during the nine months ended September 30, 2016 totaled $117,132 compared to $311,970 for the nine months ended September 30, 2015. This reduction is due to a decrease in the amount of professional services required during the nine months ended September 30, 2016 due to a reduced amount of acquisition and other business activity compared to the prior year period.

Interest expense was $775,849 for the nine months ended September 30, 2016 compared to $517,009 for the nine months ended September 30, 2015. This difference is primarily a result of the increase in our outstanding debt balances during the nine months ended September 30, 2016 when compared to the nine months ended September 30, 2015.

Net loss for the nine months ended September 30, 2016 was $1,419,485. The net loss for the nine months ended September 30, 2015 was $1,497,658. The weighted average number of shares outstanding for the nine months ended September 30, 2016 increased to 7,441,650 from 7,016,796 for the nine months ended September 30, 2015, resulting in a net loss per share of $0.19 for the nine months ended September 30, 2016 and a net loss per share of $0.21 for the nine months ended September 30, 2015.

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

Our liquidity and capital resources as of September 30, 2016 consisted primarily of cash of $16,082,203. As noted above, as of September 30, 2016, we had entered into an agreement for the purchase 100 additional residential properties (“Houston 100 homes”) in the Houston, Texas metropolitan area for an aggregate amount of $9,250,000. We believe our current liquidity and the expected cash flows from operations will be sufficient to fund the purchase of the Houston 100 homes and our present level of our operations through the 12 months following the date of this report. However, our future acquisition activity beyond our purchase of the Houston 100 homes will depend primarily on our ability to raise funds from the further issuance of shares of our common stock combined with new loan transactions secured by our current and future home inventories. In order to purchase additional single family homes, we intend to opportunistically utilize the capital markets to raise additional capital, including through the issuance of debt and equity securities, but there can be no assurance that we will be able to access adequate liquidity sources on favorable terms, or at all.

Public Offering

We have filed a registration statement on Form S-11 with the SEC for the offer of a minimum of 3,000,000 shares and a maximum of 5,000,000 shares of common stock for sale to the public at an offering price of $5.00 per share. The SEC declared our registration statement effective on May 10, 2016. The common shares are being offered by us on a best-efforts basis. During the three months ended September 30, 2016, we issued 3,083,020 shares of stock and received $15,415,100 in gross offering proceeds. Offering costs totaled $1,714,473 through September 30, 2016 and have been offset against additional paid-in capital as a cost of the stock issuance. Our direct offering of common shares will continue until all shares are sold, December 31, 2016, or our earlier decision to terminate the offering. On November 1, 2016 we accepted subscription agreements for an additional 430,000 shares and received total gross proceeds of $2,150,000.

Proceeds of this offering will be used primarily for future acquisitions of homes. As of September 30, 2016, we had entered into an agreement for the purchase of 100 additional residential properties in the Houston, Texas metropolitan area for an aggregate amount of $9,250,000. Our purchase of the homes is subject to our due diligence and we may terminate the agreement for any or no reason by giving written notice of such termination to the seller on or before the expiration of the due diligence period, which ends on November 30, 2016. There can be no assurance that we will consummate the acquisition or, if we do, give assurance on the numbers of homes to be purchased because properties may fall out of escrow through the closing process for various reasons.

Operating Activities

We had net cash used in operating activities of $84,921 during the nine months ended September 30, 2016. This resulted from a net loss of $1,419,485, after adding back depreciation and amortization of $964,953, stock compensation of $425,000 and amortization of deferred loan fees of $90,981, and then decreasing the amount by the net change in operating assets and liabilities of $146,370.

We had net cash provided by operations of $176,461 during the nine months ended September 30, 2015. This resulted from a net loss of $1,497,658 after adding back depreciation and amortization of $848,587, amortization of loan fees of $68,094, and the net change in operating assets and liabilities of $757,438.

Investing Activities

During the nine months ended September 30, 2016, we invested $364,823 in capitalized improvements to our homes, $76,080 in lease origination costs, and received a net release of $51,401 of escrow deposits, for a total of $389,502 of cash used in investing activities.

During the nine months ended September 30, 2015, we invested $5,388,544 in acquisitions and capitalized improvements of single family homes, $115,279 in lease origination costs relating to those acquisitions, and net increases in escrow deposits of $84,694 for a total of $5,588,517 of cash used in investing activities.

Financing Activities

During the nine months ended September 30, 2016 we received $15,415,100 of proceeds from the issuance of common stock, made principal payments of $27,056 and incurred $971,716 of deferred stock issuance costs for a total of $14,416,328 of cash provided by financing activities.

During the nine months ended September 30, 2015, we had net cash provided by financing activities of $3,370,273 derived from $3,526,985 from the issuance of notes payable, less $137,172 of deferred loan fees relating to those notes, and less $19,540 of deferred stock issuance costs.

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

The following is a reconciliation of our NOI to net loss as determined in accordance with GAAP for the three and nine month periods ended September 30, 2016 and 2015.

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss	$(771,243)	$(315,554)	$(1,419,485)	$(1,497,658)

Acquisition costs	18,265	37,341	76,129	362,447
Depreciation and amortization	326,029	295,344	964,953	848,587
General and administration	448,123	419,022	1,349,733	1,379,431
Noncash share-based compensation	425,000	-	425,000	-
Legal and accounting	38,256	44,609	117,132	311,970
Interest expense	260,506	188,434	775,849	517,009

Net Operating Income	$744,936	$669,196	$2,289,311	$1,921,786

Net operating income as a percentage of total revenue	53.9%	54.9%	55.1%	53.4%

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

The following table sets forth a reconciliation of our net loss as determined in accordance with GAAP and our calculations of FFO and Core FFO for the three and nine month periods ended September 30, 2016 and 2015:

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss	$(771,243)	$(315,554)	$(1,419,485)	$(1,497,658)

Add back depreciation and amortization	326,029	295,344	964,953	848,587

Funds from (used in) operations	$(445,214)	$(20,210)	$(454,532)	$(649,071)

Add back acquisition costs	18,265	37,341	76,129	362,447
Add back noncash share-based compensation	425,000	-	425,000	-

Core funds from (used in) operations	$(1,949)	$17,131	$46,597	$(286,624)

Note for the three and nine month periods ended September 30, 2016 and 2015, we did not sell any of our real estate investments. Therefore, we did not have any gains or losses on the sale of assets. Additionally, we have not incurred any impairments in value of any of our real estate investments over these same periods.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

As a “smaller reporting company” defined in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

Item 4.  Controls and Procedures.

Internal Control Over Financial Reporting

During the three months ended September 30, 2016, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (“Exchange Act”)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act as of September 30, 2016.  Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

PART II - OTHER INFORMATION

Item 6.   Exhibits.

Exhibit No.	Description	Method of Filing

10.1	Single Family Homes Real Estate Purchase and Sale Agreement (Houston 100) dated September 27, 2016	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2016

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2016	REVEN HOUSING REIT, INC.

/s/ Chad M. Carpenter
Chad M. Carpenter,
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2016	REVEN HOUSING REIT, INC.

/s/ THAD L. MEYEr
Thad L. Meyer,
Chief Financial Officer
(Principal Financial Officer)

