Form 10-K
period 2016-12-31
Reven Housing REIT, Inc.
filed 2017-03-24
CIK 1487782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-37865

Reven Housing REIT, Inc.

(Exact name of registrant as specified in its charter)

Maryland	84-1306078
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

875 Prospect Street, Suite 304

La Jolla, California 92037

(Address of principal executive offices)

(858) 459-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Name of Each Exchange on Which Registered:
Common Stock	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes   ☐   No  ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,241,179.

The number of shares of the registrant’s common stock outstanding as of March 24, 2017 was 10,734,025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2017 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the registrant’s year ended December 31, 2016 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

(i)

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements can generally be identified by words such as “anticipates”, “expects”, “intends”, “will”, “could”, “believes”, “estimates”, “continue” and similar expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in, or implied by, the forward-looking statements. Factors that could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects, as well as our ability to make distributions to our shareholders are discussed more fully in the sections “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report, and include, but are not limited to:

•	We have a limited operating history and therefore management cannot ensure the long-term successful operation of our business or the execution of our business plan.

•	We have a history of net operating losses, and we may never achieve profitability from operations.

•	Certain of our existing stockholders affiliated with Mr. Xiaofan Bai have substantial influence over our company, and their interests may not be aligned with the interests of our other stockholders and sales of their shares could cause the market price of our common stock to decrease.

•	We have limited experience operating as a REIT, and we cannot assure you that we will be successful operating as a REIT.

•	We are dependent on our executive officers and dedicated personnel, and the departure of any of our key personnel could materially and adversely affect us.

•	If we cannot obtain equity and debt financing, our growth may be limited.

•	Our underwriting criteria and evaluation of properties involves a number of assumptions that may prove inaccurate, which may cause us to overpay for our properties or incur significant costs to operate a property.

•	Operating our business on a larger scale could result in substantial increases in our expenses.

•	If rents in our markets do not increase sufficiently to keep pace with rising costs of operations, our cash available for distribution will decline.

•	Declining real estate values and impairment charges could adversely affect our earnings and financial condition.

•	Our Board of Directors may change our investment strategy, financing strategy or leverage policies, or any of our other major policies, without the consent of stockholders.

•	Failure to qualify as a REIT could adversely affect our operations and our ability to make distributions.

•	The availability and timing of our anticipated cash distributions are uncertain.

•	An active trading market for our common stock may never develop.

•	There may be limitations on the effectiveness of our internal controls, and a failure of our control systems to prevent error or fraud may materially harm our company.

(ii)

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

In this report, the terms “we,” “our,” “us” and “Company” refer to Reven Housing REIT, Inc., a Maryland corporation, together with its wholly-owned subsidiaries.

Overview

We are an internally managed Maryland corporation that engages in the acquisition, ownership and operation of portfolios of leased single family homes in the United States. We operate our portfolio properties as single family rentals, or SFRs, and we generate most of our revenue from rental income from the existing tenants of the SFRs we have acquired. We intend to elect and qualify to be taxed as a real estate investment trust, or REIT, for federal income tax purposes commencing with our taxable year ended December 31, 2016.

As of December 31, 2016, we have invested an aggregate of approximately $48.0 million and own a total of 624 homes, of which 265 homes are in the Houston, Texas metropolitan area, 256 homes are in the Jacksonville, Florida metropolitan area, 94 homes are in the Memphis, Tennessee metropolitan area (with two of the Memphis homes located just across the border in Mississippi) and nine homes are in the Atlanta, Georgia metropolitan area. Subsequent to year end on March 15, 2017, we purchased 38 additional homes in the Atlanta, Georgia metropolitan area for approximately $2,663,000 plus closing and acquisition costs. As of the date of this report, we have entered into purchase agreements for the acquisition of up to 72 additional homes in the Birmingham, Alabama metropolitan area for the aggregate purchase price of up to approximately $5,550,000, and up to 27 additional homes in the Memphis, Tennessee metropolitan area for the aggregate purchase price of up to approximately $2,140,000. Our acquisition of these additional 99 homes is subject to our ongoing due diligence inspection of the properties. There can be no assurance we will be able to consummate the acquisitions.

We intend to expand our acquisitions to other select markets in the United States that fit our investment criteria as we continue to evaluate new investment opportunities in different markets. As of December 31, 2016, our portfolio properties were 94.7% occupied. All of our portfolio properties have been acquired from available cash and with the proceeds from four secured loan transactions with a bank pursuant to which we had an outstanding principal amount owed of $19,814,025 as of December 31, 2016. Our loan transactions are secured by first priority liens and related rents on 168 homes in the Houston, Texas metropolitan area, 256 homes in the Jacksonville, Florida metropolitan area and 92 homes in the Memphis, Tennessee metropolitan area. In addition, in January 2017, we borrowed $5,020,000 from another bank, which we intend to use for financing additional acquisitions. The loan is secured by a first priority liens on 97 homes in the Houston, Texas metropolitan area and is further guaranteed by the Company.

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

Reven Housing REIT, Inc. serves as a holding company for our various operating subsidiaries through which we conduct our acquisitions and hold our properties and applicable secured debt. These operating subsidiaries include Reven Housing REIT OP, L.P., a Delaware limited partnership that is our wholly-owned operating partnership; Reven Housing GP, LLC, a Delaware limited liability company that is our wholly-owned subsidiary and the sole general partner of our operating partnership; Reven Housing REIT TRS, LLC, a Delaware limited liability company that is the wholly-owned subsidiary of our operating partnership and that we intend will elect to be treated as a taxable REIT subsidiary; and the following Delaware limited companies each of which is wholly-owned by our operating partnership: Reven Housing Georgia, LLC, Reven Housing Texas, LLC, Reven Housing Florida, LLC, Reven Housing Tennessee, LLC, Reven Housing Florida 2, LLC, and Reven Housing Texas 2, LLC.

Development of Our Business

Since January 1, 2016, we have undertaken the following material transactions and general development of our business:

Public Offering. Between February 2016 and December 2016, we conducted a direct public offering of our common shares pursuant to a registration statement on Form S-11. In the offering, we sold a total of 3,694,620 common shares at $5.00 per share for the gross proceeds of $18,473,100. The net proceeds are being utilized to finance the acquisition of homes and for general working capital.

Houston, Texas - On November 29, 2016, we closed on the acquisition of 97 homes located in the Houston, Texas, metropolitan area, for the purchase price of $9,091,000, exclusive of closing costs. We funded 100% of the purchase with cash on hand. The acquired properties average 1,482 square feet and are mostly three-bedroom, two bath homes. At the time of closing, 55 of the homes were subject to one-year leases, five were vacant, and 37 were subject to month-to-month leases.

Birmingham, Alabama - On December 9, 2016, we entered into a Single Family Homes Real Estate Purchase and Sale Agreement, as amended, for the purchase of a portfolio of up to 72 single-family homes located in the Birmingham, Alabama, metropolitan area for the purchase price of up to $5,550,000. As of the execution date of the agreement, 65 properties were subject to one-year leases with tenants, one property was subject to a month-to-month lease with the tenant and six properties were vacant.

For a period commencing on the effective date of the agreement and ending on the 45th day following seller’s delivery of certain specified property information to us, we are allowed to retain a contractor or home inspector mutually acceptable to us and the seller to identify any necessary repairs and the cost to make such repairs. The seller will be responsible for paying for all repairs identified by such third-party inspector. The agreement contains customary representations and warranties by the seller, and we will be obligated to purchase the properties only after satisfaction of agreed upon closing conditions. We may terminate the agreement for any or no reason by giving written notice of such termination to the seller on or before the expiration of the due diligence period. The agreement provides that the termination of our due diligence period and the closing date shall be to no later than March 31, 2017 and April 10, 2017, respectively. There can be no assurance that we will consummate the acquisition.

Lubbock National Bank Credit Facility - On January 31, 2017, we borrowed $5,020,000 from Lubbock National Bank pursuant to our issuance of a promissory note secured by deeds of trust in the principal amount of $5,020,000. Principal and accrued interest are payable in 60 consecutive monthly installments of $31,759 on the first day of the month until January 31, 2022 when the entire amount of principal and interest remaining unpaid will be payable. Interest accrues and is payable monthly on the loan at the rate equal to four and one-half percent (4.50%) per annum until maturity. The loan is secured by first priority liens on 97 homes in the Houston, Texas metropolitan area. The note and the deeds of trust contain customary terms and conditions, including, without limitation, customary events of default and acceleration upon default, including defaults in the payment of principal or interest, defaults in compliance with the covenants and bankruptcy or other insolvency events.

Memphis, Tennessee - On February 16, 2017, we entered into a Single Family Homes Real Estate Purchase and Sale Agreement for the purchase of a portfolio of up to 27 single-family homes located in the Memphis, Tennessee, metropolitan area for the purchase price of up to $2,140,000. As of the execution date of the agreement, 16 properties were subject to one-year leases with tenants, four properties were subject to month-to-month leases with the tenants and seven properties were vacant.

For a period commencing on the effective date of the agreement and ending on the 30th day following seller’s delivery of certain specified property information to us, we are allowed to retain a contractor or home inspector mutually acceptable to us and the seller to identify any necessary repairs and the cost to make such repairs. The seller will be responsible for paying for all repairs identified by such third-party inspector. The agreement contains customary representations and warranties by the seller, and we will be obligated to purchase the properties only after satisfaction of agreed upon closing conditions. We may terminate the agreement for any or no reason by giving written notice of such termination to the seller on or before the expiration of the due diligence period. The agreement provides that the closing for the purchase of the properties is to occur no later than 30 days following the expiration of the due diligence period. There can be no assurance that we will consummate the acquisition.

Atlanta, Georgia - On March 15, 2017, we closed on the acquisition of 38 single-family homes located in the Atlanta, Georgia, metropolitan area for the purchase price of approximately $2,663,000 not including closing expenses and acquisition costs.

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

Reporting for Operations

We utilize currently available cloud-based management information systems that will enable comprehensive tracking, management and control of all required functions within a cost-efficient and scalable environment as recommended by our select outside property management professionals. We believe that these tools will facilitate effective and cost-efficient management of disparate assets, scale our platform, and sustain operating margins as we continue to grow. These systems will also enable management to comply with strict regulatory compliance and governance requirements and will empower field personnel to respond autonomously within established corporate and budgetary parameters.

Our Business Activities and Operations

As of December 31, 2016, we have invested an aggregate of approximately $48.0 million and own a total of 624 homes, of which 265 homes are in the Houston, Texas metropolitan area, 256 homes are in the Jacksonville, Florida metropolitan area, 94 homes are in the Memphis, Tennessee metropolitan area (with two of the Memphis homes located just across the border in Mississippi) and nine homes are in the Atlanta, Georgia metropolitan area. Subsequent to year end on March 15, 2017 we purchased 38 additional homes in the Atlanta, Georgia metropolitan area for approximately $2,663,000 plus closing and acquisition costs. As of the date of this report, we have entered into purchase agreements for the acquisition of up to 72 additional homes in the Birmingham, Alabama metropolitan area for the aggregate purchase price of up to approximately $5,550,000, and up to 27 additional homes in the Memphis, Tennessee metropolitan area for the aggregate purchase price of up to approximately $2,140,000. Our acquisition of these additional 99 homes is subject to our ongoing due diligence inspection of the properties. There can be no assurance we will be able to consummate the acquisitions. In addition, we evaluate new markets on an ongoing basis to identify investment opportunities that we believe can generate attractive risk-adjusted returns for our stockholders.

States in Which We Own Single-Family Homes
(as of December 31, 2016)

NOTE: States shaded as “Owned” are states in which we own homes. However, we only own nine homes in Georgia and two homes in Mississippi.

The following table presents statistics of our single-family homes by Metropolitan Statistical Area, or MSA, and metro division as of December 31, 2016.

Total Portfolio of Single-Family Homes — Summary Statistics

(as of December 31, 2016)

Market	No. of Homes	Aggregate Investment	Average Investment per Home	Properties Leased	Properties Vacant	Portfolio Occupancy Rate	Average Age (years)	Average Size (sq. ft.)	Average Monthly Rent	Average Remaining Lease Term (Months)
Atlanta, Georgia	9	$668,469	$74,274	9	0	100.0%	22	1,450	$964	7.5
Houston, Texas	265	22,242,834	83,935	260	5	98.0%	46	1,452	1,069	6.4
Jacksonville, Florida	256	17,703,457	69,154	235	21	92.0%	52	1,327	888	4.8
Memphis, Tennesee	94	7,383,828	78,551	87	7	93.0%	40	1,636	990	10.5
Totals	624	$47,998,588	$76,921	591	33	94.7%	47	1,428	$981	6.4

In reviewing the above table, please note:

•	We purchase homes that have been previously renovated and are currently leased. Since our initial purchase, we have incurred a total of approximately $830,000 of post-acquisition improvement costs, primarily related to releasing properties upon turnover of the existing tenants. These costs are included in the “Aggregate Investment” and “Average Investment per Home” metrics above.

•	Acquisition and transaction costs are expensed as incurred. These costs are not included in our “Aggregate Investment” or our “Average Investment per Home” metrics.

•	“Average Monthly Rent” is calculated by dividing the sum of monthly rent for each home by the total number of homes. Our use of rent concessions is extremely limited and has little to no impact on rental figures disclosed herein. We do not have a policy of offering rent concessions.

•	Our policy is to acquire homes that are entirely leased. Of the 624 properties we have acquired as of December 31, 2016, only seven were vacant upon acquisition.

Our Investment Process

Our investment strategy is to acquire portfolios of tenant-occupied houses with cash and/or limited partnership interests of our operating partnership, or OP units, from investors who have accumulated homes and who are now looking for an exit strategy. The evaluation and execution of our portfolio acquisitions are subject to the review and approval by our investment committee, which operates under the oversight of our Board of Directors and is currently comprised of Chad M. Carpenter, our Chairman and Chief Executive Officer, Xiaofan (Fred) Bai, a member of our Board of Directors, Xiahang (Jake) Bai, a member of our Board of Directors, Thad L. Meyer, our Chief Financial Officer and Chief Operating Officer, and Michael P. Soni, our Senior Advisor of Investments. We have developed and integrated the following proprietary processes in the implementation of our investment strategy.

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

•	Types of houses. In terms of the structural or physical characteristics of the houses we acquire, we typically buy single-family residences with at least three bedrooms and at least two bathrooms. Houses are built with a combination of brick, stone, stucco, siding, and wood with updated windows and young to medium age roofs.

•	Market selection process. To gather market research we use Local Market Monitor, a third-party service founded in 1990, which is updated monthly with market data. Local Market Monitor began as a quarterly publication, stemming from the National Review of Real Estate Markets which analyzed conditions in 100 residential U.S. markets, using such economic data as home values, employment growth, population growth, and developed the concept of Equilibrium Home Prices, which has proved valuable in assessing real estate market risk during the last two economic cycles.

Local Market Monitor currently monitors the 315 major real estate markets in the United States. We focus on markets that have the following characteristics:

o	Projected real estate appreciation over the next three years

o	Projected job growth

o	Lower current unemployment than the national average

o	Rising rents

o	Stable and/or growing population with a minimum population of 500,000

o	Stable and/or dropping vacancy rates

•	Target markets. We invest in markets that we believe have more upside value through the potential for rent increases and appreciation of the homes due to the dislocation caused by the recent economic downturn and the current positive economic drivers in these markets. We are currently targeting the following markets, which include new markets and existing markets for further expansion:

Phoenix, AZ	Atlanta, GA	Memphis, TN
Tucson, AZ	Chicago, IL	Nashville, TN
Central California	Indianapolis, IN	Dallas, TX
Birmingham, AL	Louisville, KY	Fort Worth-Arlington, TX
Denver, CO	Las Vegas, NV	Houston, TX
Fort Lauderdale, FL	Charlotte, NC	Irving, TX
Jacksonville, FL	Raleigh, NC	San Antonio, TX
Miami, FL	Virginia Beach, NC	Salt Lake City, UT
Orlando, FL	Oklahoma City, OK	Richmond, VA
Tampa, FL	Tulsa, OK

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

Proactive Asset Management

Each time we acquire a portfolio of assets, we prepare portfolio specific budgets that provides clear instructions to, and parameters for, our asset management personnel. Michael P. Soni, our Senior Advisor of Investments, currently serves as our asset manager. We expect to hire additional asset managers and other asset management personnel as we continue to expand our operations. The asset management team’s primary responsibility will be to execute and adhere to these budgets. Our asset managers will utilize our property managers’ offices as required for meetings that will limit the need for regional offices and related expenses. Our asset managers will proactively manage the property managers to reduce expenses and implement customer retention plans to keep our tenants in place for longer periods to reduce turns, vacancy, releasing costs and increase stockholder returns. We also intend to hire third-party tax advisors to review and, if appropriate, appeal property tax bills every year to effectively manage our property tax expense.

The principal responsibilities of our asset management personnel will include:

•	Managing the budget for each asset and portfolios of assets. These budgets include occupancy goals, rent escalation objectives, asset improvements, leasing plans, return expectations, and recommendations as to which property management company to contract.

•	Managing the property managers. Asset managers will be responsible for training and managing the property managers. Asset managers will meet with each property manager to deliver and review the portfolios’ budgets to ensure that all parties who are involved in that portfolio understand our investment objectives and goals. Asset managers will meet or have a conference call monthly to review each property management report to help the property managers’ solve problems or issues.

•	Leasing. Asset managers will monitor occupancy for each portfolio on a weekly basis. Asset managers will be tasked to keep their respective portfolios leased at all times and ensure that tenants’ leases are being renewed prior to expiration. Asset managers will ensure that property managers maintain homes in rent-ready condition and begin the search for prospective tenants well before tenants vacate a property. Our property managers utilize a standard form lease that has been reviewed and approved by us. Each budget plan will outline the leasing terms under which leases can be approved.

•	Rent collection. Asset managers will monitor accounts receivable for each portfolio. In the event that tenants miss rent deadlines, the asset managers will follow up with the property managers to ensure that they have contacted the tenants to expedite the resolution of any issues.

•	Reporting. Asset managers will review property management reports for each portfolio on a monthly basis and prepare monthly asset management reports. Asset managers will use property management reports to ensure that the property managers adhere to the portfolio’s budget and provide recommendations that add value to the asset or portfolio. Asset managers will monitor occupancy, rent collection, expenses, insurance, maintenance and other cap-ex closely and will ensure that property managers take all necessary steps to keep budgets on track. Asset managers will meet quarterly with senior management to review the performance of each portfolio.

•	Disposition. Asset managers will review and consider all purchase offers we receive on any asset in our portfolio and then in turn provide the terms of the offer and their evaluation to senior management. In evaluating whether to sell any such asset, we will consider, among other things, tax considerations in respect of our qualification and compliance as a REIT, the capital appreciation of the asset, and the gain from the disposition. In the event proposed offers and dispositions are approved by us, our asset managers will sell houses through a listing process with instructions that are previously approved by us.

Property Management

We generally outsource our property management function to the existing property managers that are in place when we acquire a portfolio of assets. All of our properties are managed by third-party property managers, with the same property manager managing all of the properties that are located within the same metropolitan area. In obtaining these services, we first determine that these property managers can provide the services we need and operate under our oversight and within the budget developed specifically for that portfolio. Our property managers provide services to us pursuant to management agreements that provide for one-year terms and are mutually terminable with 30 days’ prior notice. For their services, we pay our property managers management fees ranging from 7 – 8% of gross rental receipts from the properties they manage plus leasing fees for renewing tenants and new tenants, as well as 50% of any late fees assessed on the tenants. Property managers assist us in executing the budgets we have developed for each portfolio they manage.

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

Management Information Systems and Technology

We utilize currently available cloud-based management information systems that enable comprehensive tracking, management and control of all required functions within a cost-efficient and scalable environment as recommended by our select outside property management professionals. We believe that these tools facilitate effective and cost-efficient management of disparate assets, scale its platform, and sustain operating margins as we continue to grow. These systems enable management to comply with strict regulatory compliance and governance requirements and empower field personnel to respond autonomously within established corporate and budgetary parameters. Corporate email and business productivity tools are deployed under SaaS (software-as-a-service) licensing arrangements to eliminate hardware and maintenance costs while improving performance and reliability.

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

REIT Qualification

We intend to elect to qualify as a REIT commencing with our taxable year ending December 31, 2016. Our qualification as a REIT depends upon our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Code relating to, among other things, the percentage of income that we earn from specified sources, the percentage of our assets that fall within specified categories, the diversity of our capital stock ownership, and the percentage of our earnings that we distribute. We believe that we have been organized in conformity with the requirements for qualification and taxation as a REIT under the Code, and that our intended manner of operation will enable us to meet the requirements for qualification and taxation as a REIT.

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

Employees

As of December 31, 2016, we had three full-time employees. Additionally, Michael P. Soni, our Senior Advisor of Acquisitions and our asset manager, provides full-time services to us on a consultancy basis.

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

We have a limited operating history and therefore we cannot ensure, either in the near- or long-term, that we will be able to generate cash flow or profit or execute our business plan. We commenced our current business operations in July 2012. As a result, our company has a limited operating history upon which you may evaluate our business and prospects and an investment in our common stock may entail significantly more risk than the securities of a company with a substantial operating history. Our business operations are subject to numerous risks, uncertainties, expenses and difficulties associated with early stage enterprises. You should consider an investment in our company in light of these risks, uncertainties, expenses and difficulties. Such risks include:

•	the absence of a lengthy operating history;

•	insufficient capital to fully realize our operating plan;

•	our ability to anticipate and adapt to a developing market;

•	a competitive environment characterized by well-capitalized competitors;

•	our ability to identify, attract and retain qualified personnel;

•	our reliance on key management personnel;

•	our ability to qualify and thereafter continually operate as a REIT;

•	our ability to operate as a NASDAQ-listed public company; and

•	our ability to identify and complete future acquisitions of single-family homes that meet our acquisition criteria.

Because we are subject to these risks, evaluating our business may be difficult. We may be unable to successfully overcome these risks, which could harm our business and prospects. Our business strategy may be unsuccessful and we may be unable to address the risks we face in a cost-effective manner, if at all. If we are unable to successfully address these risks, there may be an adverse effect on our business, results of operations, financial condition and cash flows.

We have a history of net operating losses, and we may never achieve profitability from operations or generate sufficient cash flows to make or sustain distributions to our shareholders. We have a history of net operating losses. For the years ended December 31, 2016 and 2015, we had a net loss of $1,772,354 and $1,795,861, respectively. We may never achieve profitability from operations. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future. There can be no assurance that future operations will be profitable or that we will be able to make or sustain distributions to our shareholders from cash from operations. Revenues and profits, if any, will depend upon various factors, including whether we will be able to successfully implement our acquisition strategy. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us. In addition, an inability to achieve profitability could have a detrimental effect on the long term capital appreciation of our common stock.

We are an early entrant in an emerging industry, and the long-term viability of our business strategy on an institutional scale is unproven. Large-scale institutional investment in single-family residential homes as investment properties for rent is a relatively recent phenomenon that has emerged out of the mortgage and housing crisis that began in late 2007. Previously, single-family homes were generally not viewed as a viable asset for investment on a large scale by institutional investors. Consequently, the long-term viability of single-family residential investment strategies at an institutional scale has not yet been proven. As an early entrant in this emerging industry, we are subject to the risk that single-family rental homes may not prove to be a viable long-term business strategy for a permanent capital vehicle at an institutional scale. If it turns out that our strategy is not a viable long-term business strategy at an institutional scale, we may not be able to generate meaningful cash flows, which would materially and adversely affect the viability of our business and stock price.

We have limited experience operating as a REIT, and we cannot assure you that we will be successful operating as a REIT. We have limited operating history as a REIT. Our Board of Directors and executive officers will have overall responsibility for the management of our company. While certain of our officers and directors have extensive experience in real estate marketing, development, management, and finance, they had not previously engaged in operating a business in accordance with the requirements of the Code for achieving and maintaining qualification as a REIT prior to joining us. We cannot assure you that the past experience of our Board of Directors and executive officers will be sufficient to successfully operate our company as a REIT. Our failure to qualify and maintain REIT status would have an adverse effect on the cash available for distribution to our stockholders, as well as our business, results of operations, financial condition and cash flows.

We have many competitors and may not be able to adequately compete in the SFR market. Recently, several institutional investors have begun acquiring single-family homes on a large scale. Traditionally, foreclosed properties and loans secured by properties in pre-foreclosure were sold individually to private home buyers and small-scale investors. The sale of these assets in portfolios and the entry into this market of large, well-capitalized institutional investors are relatively recent trends, which we expect to intensify in the near future. Other REITs and investment funds have recently deployed, or are expected to deploy in the near future, significant amounts of capital in the single-family housing sector and may have investment objectives that overlap with ours. In acquiring our target assets, we will compete with a variety of well-capitalized real estate investors, including pension funds, individual home buyers, banks, insurance companies, public and private real estate investors, such as REITs, real estate limited partnerships and other entities engaged in real estate investment activities. We also face competition from new home builders, investors and speculators, as well as homeowners renting their properties. Most of our competitors are larger and have greater financial, technical, leasing, marketing and other resources than we do. Some competitors may enjoy significant competitive advantages that result from, among other things, having substantially more available capital, having a lower cost of capital and enhanced operating efficiencies. At this time, neither we nor any other company has established a market-leading position, and, even if we succeed in becoming an industry leader, there can be no assurance that it will confer any long-term competitive advantage or positive financial results.

Our long-term growth will depend significantly upon future acquisitions of single-family homes that meet our acquisition criteria. The acquisition of single-family homes (which is the central element of our growth strategy) entails various risks, including the risks that we may overvalue a home or portfolio of homes, our homes may not perform as we expect, our tenants may default and our cost estimates for restoring an acquired home may prove inaccurate, and we may be unable to quickly and efficiently renew leases of our acquired homes upon their expiration. If any of these should occur, it may have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, we cannot assure you of the continued availability of acquisition opportunities in our markets at attractive pricing levels. If such opportunities are not available, our revenue and growth potential may be adversely affected.

Our single-family homes may be unable to compete successfully for tenants. Our single-family homes compete for tenants with other single-family homes and multi-family housing options, such as apartments and condominiums. Some of our competitors may offer more attractive properties or lower rents than we do, and they may attract the high-quality tenants to whom we seek to lease our properties. Additionally, some competing housing options may qualify for governmental subsidies that may make such options more affordable and therefore more attractive than our properties. Competition for tenants could reduce our occupancy and rental rates and adversely affect our business, results of operations, financial condition and cash flows and our ability to pay distributions to our stockholders.

We intend to rapidly expand our scale of operations and make acquisitions even if the rental and housing markets are not as favorable as they had been in 2012 when we first began our real estate operations, which could adversely impact anticipated yields. Our long-term growth depends on the availability of acquisition opportunities in our current markets and other markets at attractive pricing levels. In many markets housing prices have already begun returning to more normalized levels from the low prices we saw in recent years due to the downturn in the housing market, and we expect that in the future housing prices will continue to rise or stabilize at its current levels, and therefore future acquisitions may be more costly and result in lower yields. There are many factors that may result in future acquisitions becoming more expensive and possibly less attractive than recent past and present opportunities, including:

•	improvements in the overall economy and job market;

•	a resumption of consumer lending activity and greater availability of consumer credit;

•	improvements in the pricing and terms of mortgage-backed securities;

•	increasing competition for single-family assets from private investors, entities with similar investment objectives to ours and owner-occupants; and

•	tax or other government incentives that encourage homeownership.

We will continue acquiring properties as long as we believe such properties offer an attractive total return opportunity. Accordingly, future acquisitions may have lower yield characteristics than recent past and present opportunities, and if such future acquisitions are funded through equity issuances, the yield and cash available for distribution per share will be reduced and the market price of our common stock may decline.

Our limited asset class and geographic diversification increases the risk of loss. Our portfolio is not fully diversified into a wide variety of properties or holdings. All of our real estate assets are of a single asset class (namely SFRs) and are currently located in the following markets: the Atlanta, Georgia, metropolitan area; the Houston, Texas, metropolitan area; the Jacksonville, Florida, metropolitan area; and the Memphis, Tennessee, metropolitan area. Accordingly, any adverse effects on the SFR sector specifically or the real estate industry in general or limited to such geographic markets, may have a disproportionate negative effect on our company and the value of our common stock. Additionally, we do not have geographic or product diversification or concentration as an investment objective. As a result, we could have (i) exposure to a limited number of regional and even local markets; and/or (ii) a limited number of real estate-related investments. The aggregate yields generated by our company may be negatively affected by adverse regional or local economic conditions in these geographic markets.

We are dependent on our executive officers and dedicated personnel, and the departure of any of our key personnel could materially and adversely affect us. We rely on a small number of persons to carry out our business and investment strategies. Any member of our senior management may cease to provide services to us at any time. The loss of the services of any of our key management personnel, or our inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results. As we expand, we will continue to need to attract and retain qualified additional senior management but may not be able to do so on acceptable terms or at all.

Our success depends, in part, upon our ability to hire and retain highly skilled managerial, investment and operational personnel, and the past performance of our senior management may not be indicative of future results. The implementation of our business plan may require that we employ additional qualified personnel. Competition for highly skilled managerial, investment, financial and operational personnel is intense, and we cannot assure our stockholders that we will be successful in attracting and retaining such skilled personnel. If we are unable to hire and retain qualified personnel as required, our growth and operating results could be adversely affected.

Our dependence upon local, third-party service providers may harm our financial results or reputation if the third parties fail to perform. We use local, third-party vendors and service providers to provide certain services for our properties. For example, we regularly rely on third-party property management companies, home improvement professionals and leasing agents to provide services to many of our properties. Selecting, managing and supervising these third-party service providers require significant resources and expertise. We do not have exclusive or long-term contractual relationships with any of these third-party providers, and we can provide no assurance that we will have uninterrupted or unlimited access to their services. If we do not select, manage and supervise appropriate third parties to provide these services, our reputation and financial results may suffer. Notwithstanding our efforts to implement and enforce strong policies and practices regarding service providers, we may not successfully detect and prevent fraud, incompetence or theft by our third-party service providers. In addition, any removal or termination of third-party service providers would require us to seek new vendors or providers, which would create delays and adversely affect our operations. Poor performance by third-party service providers will reflect poorly on us and could significantly damage our reputation among desirable tenants. In the event of fraud or misconduct by a third party, we could also be exposed to material liability and be held responsible for damages, fines and/or penalties.

Short-term leases of residential property may expose us to the effects of declining market rents. We anticipate that a majority of our leases to tenant-occupants will be for a term of one year. As these leases permit the tenants to leave at the end of the lease term without penalty, we anticipate our rental revenues may be affected by declines in market rents more quickly than if our leases were for longer terms. Short-term leases may result in high turnover, which involves costs such as restoring the properties, marketing costs and lower occupancy levels. Because we have a limited operating history, our tenant turnover rate and related cost estimates may be less accurate than if we had more operating data upon which to base these estimates.

We depend on the accuracy and completeness of information from third parties, and inaccuracies in such information could adversely affect profitability. In connection with making and managing our investments, we rely heavily upon information supplied by third parties, including the information contained in tenant applications, property appraisals or other indicators of property value, title information and employment and income documentation. If any of this information is intentionally or negligently misrepresented and the misrepresentation is not detected prior to making an investment or execution of a lease, the value of the investment may be significantly less than expected. Whether a misrepresentation is made by seller of a property, the rental applicant, another third party or one of our own employees, we generally bear the risk of loss associated with the misrepresentation. Although we may have rights against persons and entities who made or knew or should have known about the misrepresentation, it will likely be difficult to recover any monetary losses that we have suffered as a result of their actions.

We may be unable to secure funds for future tenant or other capital improvements, which could limit our ability to attract or replace tenants. When tenants do not renew their leases or otherwise vacate their space, we often are required to expend funds for property restoration and leasing commissions in order to re-lease the property. If we have not established sufficient reserves for such expenditures, we will have to obtain financing from other sources. We may also have future financing needs for other capital improvements to restore our properties. If we need to secure financing for capital improvements in the future but are unable to secure such financing or are unable to secure financing on terms we feel are acceptable, we may be unable to make capital improvements or we may be required to defer such improvements. If this happens, it may cause our properties to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flow as a result of fewer potential tenants being attracted to the property or existing tenants not renewing their leases. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, and our properties’ ability to generate revenue may be significantly impaired.

Our revenue and expenses are not directly correlated, and, because a large percentage of our costs and expenses are fixed and some variable expenses may not decrease over time, we may not be able to adapt our cost structure to offset any declines in our revenue. Many of the expenses associated with our business, such as acquisition costs, restoration and maintenance costs, homeowner’s association, or HOA, fees, personal and real property taxes, insurance, compensation and other general expenses are fixed and would not necessarily decrease proportionally with any decrease in revenue. Our assets also require a significant amount of ongoing capital expenditure. Our expenses, including capital expenditures, will be affected by, among other things, any inflationary increases, and cost increases may exceed the rate of inflation in any given period. Certain expenses incurred on a per-unit basis are recurring in nature, such as HOA fees, taxes, insurance and restoration and maintenance costs, which may not decrease on a per-unit basis as our portfolio grows through additional property acquisitions. By contrast, our revenue is affected by many factors beyond our control, such as the availability and price of alternative rental housing and economic conditions in our markets. As a result, we may not be able to fully, or partially, offset any increase in our expenses with a corresponding increase in our revenues. In addition, state and local regulations may require us to maintain our properties, even if the cost of maintenance is greater than the value of the property or any potential benefit we may receive from renting the property.

If we cannot obtain financing, our growth may be limited. To qualify as a REIT, we will be required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our stockholders. As a result, our ability to retain earnings to fund acquisitions or other capital expenditures will be limited. As of December 31, 2016, most of our assets were purchased with available cash and the proceeds from loan transactions with a bank pursuant to which we owe an aggregate of $19,814,025 as of December 31, 2016. Our loan transactions are secured by first priority liens and related rents on our homes. Over time, we may determine that it is appropriate to increase our use of leverage as a component of our financing strategy in an effort to increase our return potential. We can provide no assurance that we will be able to obtain future debt financing on favorable terms or at all.

Recent events in the financial markets have had an adverse impact on the credit markets, and, as a result, credit has become significantly more expensive and difficult to obtain, if available at all. Some lenders are imposing more stringent credit terms and there has been and may continue to be a general reduction in the amount of credit available. Many banks are either unable or unwilling to provide new asset-based lending. Tightening credit markets may have an adverse effect on our ability to obtain financing on favorable terms, thereby increasing financing costs and/or requiring us to accept financing with increasing restrictions. If adverse conditions in the credit markets — in particular with respect to single-family home finance — materially deteriorate, our business could be materially and adversely affected. Our long-term ability to grow through additional investments will be limited if we cannot obtain additional financing. Market conditions may make it difficult to obtain financing, and we cannot assure you that we will be able to obtain debt or equity financing or that we will be able to obtain it on favorable terms.

We anticipate being involved in a variety of litigation. Although we have not been subject to any litigation to date, we anticipate being involved in a range of court proceedings in the ordinary course of business as we continue to operate our business. These actions may include eviction proceedings and other landlord-tenant disputes, challenges to title and ownership rights (including actions brought by prior owners alleging wrongful foreclosure by their lender or loan servicer) and issues with local housing officials arising from the condition or maintenance of a property. While we intend to vigorously defend any non-meritorious action or challenge, no assurance can be given that we will not incur significant expense relating to these matters or that they will not require significant management attention and adversely affect us.

Our underwriting criteria and evaluation of properties involves a number of assumptions that may prove inaccurate, which may cause us to overpay for our properties or incur significant costs to operate a property. In determining whether a particular property or portfolio of properties meets our investment criteria, we make a number of assumptions, including assumptions related to estimated time of possession, annual operating costs, market rental rates and potential rent amounts, time from purchase to leasing and tenant default rates. These assumptions may prove inaccurate, causing us to pay too much for properties we acquire, overvalue our properties or our properties not to perform as we expect, and adjustments to the assumptions we make in evaluating potential purchases may result in fewer properties qualifying under our investment criteria. Improvements in the market prices for single-family homes in our target markets or decreases in the available inventory could also reduce the supply of properties that meet our investment criteria. Reductions in the supply of properties that meet our investment criteria may adversely affect our operating results and ability to implement our business plan.

Certain of our older properties may contain lead-based paint, which we may be required to remove or could expose us to liability, either of which would adversely affect our operating results. The existence of lead paint is especially a concern in residential units and can cause health problems, particularly for children. A structure built prior to 1978 may contain lead-based paint and may present a potential exposure to lead; however, structures built after 1978 are not likely to contain lead-based paint. Federal and state laws impose certain disclosure requirements and restrict and regulate renovation activities on housing built before 1978. Violation of these restrictions could result in fines or criminal liability, and we could be subject to liability arising from lawsuits alleging personal injury or related claims. Although we attempt to comply with all such regulations, we have not conducted tests on our properties to determine the presence of lead-based paint and we cannot guarantee that we will not incur any material liabilities as a result of the presence of lead paint in our properties.

Operating our business on a larger scale could result in substantial increases in our expenses. One of our goals is to implement our single-family rental business nationally. Our business model assumes that we can successfully use our vertically integrated platform to acquire and manage single-family homes on a larger scale than we have done to date without a directly proportional increase in our expenses. As our business grows in size and complexity, we can provide no assurance that our management platform will ultimately prove to be “scalable,” we will be able to achieve economies of scale or we will be able to manage additional properties in our current markets, successfully enter new markets or grow our business without incurring significant additional expenses.

Debt service obligations could adversely affect our operating results, may require us to sell properties and could adversely affect our ability to make or sustain distributions to our stockholders and the market price of our common stock. We have entered into loan agreements with a bank pursuant to which we owe an aggregate of $19,814,025 as of December 31, 2016. The proceeds of which we used to purchase additional homes. Our loan transactions are secured by first priority liens and related rents on our homes. We may finance future activities with additional indebtedness and we may be more likely to do so as our business grows. We may borrow for a number of reasons, such as financing acquisitions, capital expenditures or distributions necessary to qualify as a REIT. Our governing documents contain no limitations on the amount of debt that we may incur. As a result, we may incur substantial debt at our parent company and or at our subsidiary levels in the future.

Incurring debt could subject us to many risks, including the risks that:

•	our cash flows from operations will be insufficient to make required payments of principal and interest;

•	our debt may increase our vulnerability to adverse economic and industry conditions;

•	we will be subject to restrictive covenants that require us to satisfy and remain in compliance with certain financial requirements or that impose limitations on the type or extent of activities we conduct;

•	we may be required to dedicate a substantial portion of our cash flows from operations to payments on our debt, thereby reducing cash available for distribution to our stockholders, funds available for operations and capital expenditures, future business opportunities or other purposes; and

•	the terms of any refinancing may not be as favorable as the terms of the debt being refinanced.

If we do not have sufficient funds to repay any debt we incur when it matures, we may need to refinance the debt or raise additional equity. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancing, increases in interest expense could adversely affect our cash flows and, consequently, cash available for distribution to our stockholders. To the extent we are required to raise additional equity to satisfy such debt, existing stockholders would see their interests diluted. If we are unable to refinance our debt or raise additional equity on acceptable terms, we may be forced to dispose of substantial numbers of properties on disadvantageous terms, potentially resulting in losses or the incurrence of special taxes that apply to dispositions by REITs of properties that are considered to be inventory or dealer property. To the extent we cannot meet any existing or future debt service obligations, we will risk losing some or all of our properties that may be pledged to secure our obligations to foreclosure. Any unsecured debt agreements we enter into may contain specific cross-default provisions with respect to specified other indebtedness, giving the unsecured lenders the right to declare a default if we are in default under other loans in some circumstances.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer. In the ordinary course of our business, we acquire and store sensitive data, including intellectual property, our proprietary business information and personally identifiable information of our prospective and current tenants, our employees and third-party service providers on our networks and website. The secure processing and maintenance of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers or damage our reputation, which could adversely affect our results of operations and competitive position.

Risks Related to the Single-Family Rental Housing Market

If rents in our markets do not increase sufficiently to keep pace with rising costs of operations, our cash available for distribution will be adversely impacted. The success of our business model will substantially depend on conditions in the single-family rental market in our geographic markets. Our asset acquisitions are premised on assumptions about, among other things, occupancy and rent levels, and if those assumptions prove to be inaccurate our cash flows will be lower than expected. When we first began executing our business plan, rental rates and occupancy levels benefited from macroeconomic trends affecting the U.S. economy and residential real estate markets in particular, including:

•	a tightening of credit that has made it more difficult to finance a home purchase, combined with efforts by consumers generally to reduce their exposure to credit;

•	weak economic and employment conditions that have increased foreclosure rates and made it more difficult for families to remain in homes that were purchased prior to the economic downturn;

•	declining real estate values that have challenged the traditional notion that homeownership is a stable investment; and

•	the unprecedented level of vacant housing comprising the real estate owned, or REO, by banks, government-sponsored enterprises, or GSEs, and other mortgage lenders or guarantors, and inventory held for sale by banks, GSEs, and other mortgage lenders or guarantors.

In recent periods, however, we have seen a reversal of these trends in the residential rental market. Eventually, the continued strengthening of the U.S. economy and job growth, coupled with government programs designed to keep homeowners in their homes and/or other factors, may contribute to trends that favor homeownership rather than renting. A softening of the rental market in our markets would reduce our rental revenue, which could adversely impact our cash available for distribution.

Acquiring properties during periods when the single-family home sector is experiencing substantial inflows of capital and intense competition may result in inflated purchase prices and increase the likelihood that our properties will not appreciate in value and may, instead, decrease in value. The allocation of substantial amounts of capital for investment in the single-family home sector and significant competition for income producing real estate may inflate the purchase prices for such assets. To the extent we purchased or in the future purchase real estate in such an environment, it is possible that the value of our properties may not appreciate and may, instead, decrease in value, perhaps significantly, below the amount we paid for such properties. In addition to macroeconomic and local economic factors, technical factors, such as a decrease in the amount of capital allocated to the single-family home sector and the number of investors participating in the sector, could cause the value of our properties to decline.

We may engage in expedited transactions that increase the risk of loss. Our underwriting guidelines require a thorough analysis of many factors, including, among others, the underlying property’s financial performance and condition, geographic market assessment and future prospects of the property within the market. Investment analyses and decisions by us may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to us at the time of making an investment decision may be limited, and we may not have access to detailed information regarding the investment property, such as physical characteristics, environmental matters, zoning regulations or other local conditions affecting an investment property. If we make the decision to purchase a property prior to the full completion of one or more of these analyses, we may fail to identify certain risks that we would otherwise have identified and suffer significant losses as a result. Therefore, no assurance can be given that we will have knowledge of all circumstances that may adversely affect an investment. Additionally, we expect to rely upon independent consultants in connection with its evaluation of proposed investments, and no assurance can be given as to the accuracy or completeness of the information provided by such independent consultants or to our right of recourse against them in the event errors or omissions do occur.

Properties acquired as part of portfolios or in bulk may subject us to a variety of risks. All of our properties have been, and we expect that a substantial portion of any future property acquisitions will be, purchased as portfolios in bulk from owners of portfolios of single-family homes. To the extent the management and leasing of such properties have not been consistent with our property management and leasing standards, we may be subject to a variety of risks, including risks relating to the condition of the properties, the credit quality and employment stability of the tenants and compliance with applicable laws, among others. In addition, financial and other information provided to us regarding such portfolios during our due diligence may not be accurate, and we may not discover such inaccuracies until it is too late to seek remedies against such sellers. To the extent we timely pursue such remedies, we may not be able to successfully prevail against the seller in an action seeking damages for such inaccuracies.

We may be unable to keep or attract tenants. We may not be able to retain current, or attract new, tenants for the properties we may acquire. We may make substantial concessions in terms of rent and lease incentives, and construct tenant improvements, to attract new tenants or keep existing tenants. The operating results and financial viability of any property could be substantially and materially affected by any inability to retain and attract tenants. Additionally, there is the risk that tenants may break their leases before those leases expire. Any of such properties may not be able to retain or increase its current occupancy at projected rents. If that occurs, our operations and our ability to make distributions to stockholders may be adversely affected.

Lease terminations or tenant defaults could reduce our income and limit our ability to make distributions. The success of our investments will materially depend on the financial stability of our tenants. The inability of tenants to meet their rental obligations would lower our net income. A default by a significant number of tenants on their lease payments would cause us to lose the revenue associated with such leases and require us to find an alternative source of revenue to meet operating expenses. We may fail to, or may not be able to, discover factors that would indicate a heightened level of uncertainty with respect to tenant defaults when performing due diligence on prospective investments. Tenant defaults increase the risk that we, and our stockholders, could suffer a loss.

If a tenant defaults or goes bankrupt, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property. If a defaulting tenant does not cooperate in vacating the property, we would have to engage in time-consuming and costly prosecution and enforcement of eviction proceedings, during which time there would be no rental revenues from such unit and no likely recovery of damages from the defaulting tenant. These events could limit our ability to make distributions to stockholders and decrease the value of our common stock.

If and when residents of our portfolio properties decide not to renew their leases upon expiration, we may be unable to relet such residents’ properties. Even if the residents do renew or we can relet the properties, the terms of renewal or reletting may be less favorable than current lease terms. If we are unable to promptly renew the leases or relet the properties, or if the rental rates upon renewal or reletting are significantly lower than expected rates, then our results of operations and financial condition will be adversely affected.

A number of our properties are part of HOAs, and we and our tenants are subject to the rules and regulations of such HOAs, which may be arbitrary or restrictive. Violations of such rules may subject us to additional fees, penalties and litigation with such HOAs which would be costly. As of December 31, 2016, approximately 19.6% of our properties are located within HOAs, which are private entities that regulate the activities of owners and occupants of, and levy assessments on, properties in a residential subdivision. We pay all HOA fees and assessments directly. The majority of the HOA fees due on our properties are billed annually. The fees are paid when due by our property managers and are included in our property and operating expenses. HOAs in which we own properties may have or may enact onerous or arbitrary rules that restrict our ability to restore, market or lease our properties or require us to restore or maintain such properties at standards or costs that are in excess of our planned budgets. Such rules may include requirements for landscaping, limitations on signage promoting a property for lease or sale or the requirement that specific construction materials be used in restorations. Some HOAs also impose limits on the number of property owners who may rent their homes, which, if met or exceeded, would cause us to incur additional costs to sell the property and opportunity costs of lost rental revenue. Furthermore, many HOAs impose restrictions on the conduct of occupants of homes and the use of common areas, and we may have tenants who violate HOA rules and for which we may be liable as the property owner. Additionally, the boards of directors of the HOAs in which we own property may not make important disclosures about the properties or may block our access to HOA records, initiate litigation, restrict our ability to sell our properties, impose assessments or arbitrarily change the HOA rules. We may be unaware of or unable to review or comply with HOA rules before purchasing a property, and any such excessively restrictive or arbitrary regulations may cause us to sell such property at a loss, prevent us from renting such property or otherwise reduce our cash flow from such property, which would have an adverse effect on our returns on these properties.

We are subject to tenant relief laws and may be subject to rent control laws, which could negatively impact our rental revenue. As an owner of rental properties, we expect that we will regularly be seeking to evict tenants who are not paying their rent or are otherwise in material violation of the terms of their lease. Eviction activities will result in additional legal costs and require the time and attention of our management. The eviction process is typically subject to numerous legal requirements and mandatory “cure” policies, which may increase our costs and delay our ability to gain possession of and stabilize a property. Additionally, state and local landlord-tenant laws may impose legal duties on us to assist tenants in relocating to new housing, or restrict our ability to recover certain costs or charge tenants for damage tenants cause to our property. Because such laws vary by state and locality, we will need to be familiar with and take appropriate steps to comply with applicable landlord-tenant laws in the jurisdictions in which we operate, and we will need to incur supervisory and legal expenses to ensure such compliance. To the extent that we do not comply with state or local laws, we may be subjected to civil litigation filed by individuals, a class of plaintiffs or by state or local law enforcement. We may be required to pay our adversaries’ litigation fees and expenses if judgment is entered against us in such litigation or if we settle such litigation.

Furthermore, rent control laws may affect our rental revenue. Especially in times of recession and economic slowdown, rent control initiatives can receive significant political support. If rent control becomes applicable to certain of our properties, the effects on both our rental revenue and the value of such properties could be material and adverse.

Class action, tenants’ rights and consumer rights litigation may result in increased expenses and harm our results. There are numerous tenants’ rights and consumer rights organizations that operate in our markets, and, as we grow in scale, we may attract attention from some of these organizations and become a target of legal demands or litigation. With the increased market for single-family rentals arising from former homeowners who may have lost their properties, some of these organizations may shift their litigation, lobbying, fundraising and grass roots organizing activities to focus on landlord-tenant issues, including issues relating to the Fair Housing Act, or FHA, and its state law counterparts. While we intend to conduct our business lawfully and in compliance with applicable landlord-tenant and consumer laws, such organizations might work in conjunction with trial and pro bono lawyers in one state or multiple states to attempt to bring claims against us on a class action basis for damages or injunctive relief. We cannot anticipate what form such legal actions might take if initiated or what remedies they may seek. Additionally, these organizations may lobby local county and municipal attorneys or state attorneys general to pursue enforcement or litigation against us or may lobby state and local legislatures to pass new laws and regulations to constrain our business operations. If they are successful in any such endeavors, they could limit our business operations and may impose on us significant litigation expenses, including settlements to avoid continued litigation or judgments for damages or injunctions.

Poor tenant selection and defaults by our tenants may negatively affect our financial performance and reputation. Our success will depend, in large part, upon our ability to attract and retain qualified tenants for our properties. This will depend, in turn, upon our ability to screen applicants, identify good tenants and avoid tenants who may default. We will inevitably make mistakes in our selection of tenants, and we may rent to tenants whose default on our leases or failure to comply with the terms of the lease or HOA regulations negatively affect our financial performance, reputation and the quality and value of our properties. For example, tenants may default on payment of rent, make unreasonable and repeated demands for service or improvements, make unsupported or unjustified complaints to regulatory or political authorities, make use of our properties for illegal purposes, damage or make unauthorized structural changes to our properties which may not be fully covered by security deposits, refuse to leave the property when the lease is terminated, engage in domestic violence or similar disturbances, disturb nearby residents with noise, trash, odors or eyesores, fail to comply with HOA regulations, sub-let to less desirable individuals in violation of our leases or permit unauthorized persons to live with them. In addition, defaulting tenants will often be effectively judgment-proof. The process of evicting a defaulting tenant from a family residence can be adversarial, protracted and costly. Furthermore, some tenants facing eviction may damage or destroy the property. Damage to our properties may significantly delay re-leasing after eviction, necessitate expensive repairs or impair the rental revenue or value of the property, resulting in a lower than expected rate of return. In addition, we will incur turnover costs associated with re-leasing the properties, such as marketing expense and brokerage commissions, and will not collect revenue while the property is vacant. Although we will attempt to work with tenants to prevent such damage or destruction, there can be no assurance that we will be successful in all or most cases. Such tenants will not only cause us not to achieve our financial objectives for the properties in which they live, but may subject us to liability, and may damage our reputation with our other tenants and in the communities where we do business.

We rent homes to tenants who rely on Section 8 housing credits and any cutback in the section 8 housing programs could adversely affect our operations.

Section 8 of the Housing Act of 1937, often called Section 8, authorizes the payment of rental housing assistance to private landlords on behalf of approximately 4.8 million low-income households in the United States. The largest part of the section is the housing choice voucher program which pays a large portion of the rents and utilities of about 2.1 million U.S. households. The U.S. Department of Housing and Urban Development, or HUD, manages Section 8 programs. As of December 31, 2016, approximately 21% of our homes were leased to Section 8 tenants. The current administration has voiced its support for cutbacks in various federal programs, including up to $6 billion of cutbacks in the budget for HUD and its related housing programs. A material cutback in the funding for Section 8 housing programs could result in increased delinquencies and defaults by our Section 8 tenants. Any such cutback could also materially adversely affect the housing values in the real estate markets in which we operate. There can be no assurance that the Section 8 housing programs will continue to be funded as they have in recent years.

Declining real estate values and impairment charges could adversely affect our earnings and financial condition. We intend to review the carrying value of our long-lived assets for impairment whenever events or changes in circumstances, such as adverse market conditions, indicate that their carrying amount may not be recoverable. If our evaluation indicates that we may be unable to recover the carrying value of a material portion of our real estate investments, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the properties. These losses would have a direct impact on our net income, because recording an impairment loss results in an immediate negative adjustment to net income. They would also be reflected as a decrease in assets on our balance sheet. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. A deteriorating real estate market may cause us to reevaluate the assumptions used in our impairment analysis. Impairment charges could adversely affect our financial condition, results of operations, cash available for distribution and market price of our common stock.

Risks Related to the Real Estate Industry Generally

There are significant risks involved with any investment in real estate. The performance of our investments, and the performance of our company and our ability to make distributions, is subject to those risks typically associated with investments in real estate. Any change in operating expenses and tax rates could adversely affect operating results or render the sale, financing, or refinancing of a portfolio of properties difficult or unattractive. Certain expenditures associated with the properties will be fixed (principally real estate taxes and maintenance costs) and will be payable even if the properties do not generate sufficient income, which could have a negative impact on us. No assurance can be given that certain assumptions as to future costs of operating any of our properties will be accurate, since such matters will depend on events and factors beyond our control. These factors include, among others:

•	changes in national, regional, or local economic conditions, including economic slowdowns or recessions and national and international political and socioeconomic circumstances, which could negatively impact our ability to lease vacancies or to sell properties on favorable terms and the ability of any tenant to pay rent;

•	changes in local market conditions or characteristics, including construction of new residential housing properties that compete with a particular property;

•	changes in interest rates and in the availability, costs, and terms of borrowings, including recent unprecedented volatility and disruption in the credit markets, which may make the sale, financing, or refinancing of a portfolio of properties difficult and/or costly;

•	changes in federal, state, or local regulations and controls affecting rents, prices of goods, fuel and energy consumption, environmental restrictions, real estate taxes, and other factors affecting real property;

•	federal, state, and local regulatory requirements, including state and local fire and life-safety requirements, zoning and permitted use laws;

•	continued validity and enforceability of leases;

•	the vacancy rate and the length of any vacancy for a property;

•	the financial condition of tenants;

•	the ongoing need for capital improvements and our ability to control the costs, plans, specifications, and timing in connection with such improvements;

•	changes in operating costs such as utilities;

•	costs of remediation and liabilities associated with environmental conditions;

•	the perceptions of prospective tenants and residents of the safety, convenience, and attractiveness of the properties and surrounding areas;

•	acts of nature, such as earthquakes, tornadoes, and floods; and

•	utility and other easements in favor of third parties may exist on and encumber a particular property.

A worsening of current financial market conditions or events negatively impacting the U.S. banking system could adversely affect our operations and our ability to make distributions.

Uninsured or underinsured losses relating to real property may adversely affect our returns. We attempt to ensure that all of the properties we acquire are adequately insured to cover casualty losses. However, there are certain losses, including losses from floods, fires, earthquakes, acts of war, acts of terrorism or riots, that may not always be insured against or that are not generally fully insured against because it is not deemed economically feasible or prudent to do so. In addition, changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of the properties we acquire incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss, and we could experience a significant loss of capital invested and potential revenues in these properties and could potentially remain obligated under any recourse debt associated with the property. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or restore a property after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property. Any such losses could adversely affect us and the market price of our common stock. In addition, we may have no source of funding to repair or reconstruct the damaged property, and we cannot assure you that any such sources of funding will be available to us for such purposes in the future.

Due diligence on properties may not reveal all conditions that may adversely affect the value of our investments. We perform due diligence on each investment prior to its acquisition. Regardless of the thoroughness of the due diligence process, not all circumstances affecting the value of an investment can be ascertained through the due diligence process. If the due diligence materials provided to us are inaccurate, if we do not sufficiently investigate or follow up on matters brought to our attention as part of the due diligence process, or if the due diligence process fails to detect material facts that impact the value determination, we may acquire an investment that results in significant losses to us or may overpay for an investment, which would cause our financial results to suffer.

Contingent or unknown liabilities could adversely affect our financial condition. Our acquisition activities are subject to many risks. We may acquire properties that are subject to unknown or contingent liabilities, including liabilities for or with respect to liens attached to properties, unpaid real estate taxes, utilities or HOA charges for which a prior owner remains liable, clean-up or remediation of environmental conditions or code violations, claims of vendors or other persons dealing with the acquired properties and tax liabilities, among other things. In each case, our acquisition may be without any, or with only limited, recourse with respect to unknown or contingent liabilities or conditions. As a result, if any such liability were to arise relating to our properties, or if any adverse condition exists with respect to our properties that is in excess of our insurance coverage, we might have to pay substantial sums to settle or cure it, which could adversely affect us. The properties we acquire may also be subject to covenants, conditions or restrictions that restrict the use or ownership of such properties, including prohibitions on leasing or requirements to obtain the approval of HOAs prior to leasing. We may not discover such restrictions during the acquisition process and such restrictions may adversely affect our ability to operate such properties as we intend.

In addition, purchases of single-family homes acquired as part of a portfolio or in bulk purchases typically involve few or no representations or warranties with respect to the properties and may allow us limited or no recourse against the sellers of such properties. Such properties also often have unpaid tax, utility and HOA liabilities for which we may be obligated but fail to anticipate.

Costs of complying with governmental laws and regulations may reduce our income and cash available for distributions. Real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to, among other things, environmental protection, human health and safety and access by persons with disabilities. We could be subject to liability in the form of fines or damages for noncompliance with these laws and regulations, even if we did not cause the events(s) resulting in liability.

Environmental Laws Generally.  Environmental laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid hazardous materials, the remediation of contaminated property associated with the disposal of solid and hazardous materials and other health and safety-related concerns. Some of these laws and regulations may impose joint and several liability on tenants, owners or operators of real property for the costs to investigate or remediate contaminated properties, regardless of fault, whether the acts causing the contamination were legal, regardless of whether the contamination was present prior to a purchaser’s acquisition of a property, and whether an owner knew of such contamination. The conditions of investments at the time we acquire them, operations in the vicinity of our investments, such as the presence of underground tanks, or activities of unrelated third parties may affect the value or performance of our investments.

Hazardous Substances.  The presence of hazardous substances on owned real estate owned by us, or the failure to properly remediate these substances, may hinder our ability to sell, rent or pledge investments as collateral for future borrowings. Any material expenditures, fines, or damages that we must pay will reduce our ability to make distributions to stockholders and may reduce the value of an investment in our common stock.

Other Regulations.  We may be required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements, and these expenditures could adversely affect our performance and ability to make distributions to stockholders.

We may obtain only limited warranties when we purchase a property and would have only limited recourse in the event our due diligence did not identify any issues that lower the value of our property. The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase and sale agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property, as well as the loss of rental revenue from that property.

We may have difficulty selling real estate investments, and our ability to distribute all or a portion of the net proceeds from such sales to our stockholders may be limited. Real estate investments are relatively illiquid, and, as a result, we may have a limited ability to sell our properties should the need arise. When we sell our properties, we may not realize gains on such sales. We may elect not to distribute any proceeds from the sales of properties to our stockholders; for example, we may use such proceeds to:

•	purchase additional properties;

•	repay debt, if any;

•	create working capital reserves;

•	complete repairs, maintenance or other capital improvements or expenditures to our remaining properties; or

•	for general corporate purposes.

Our ability to sell our properties may also be limited by our need to avoid the 100% prohibited transactions tax that is imposed on gain recognized by a REIT from the sale of property characterized as dealer property. In order to ensure that we avoid such characterization, we may be required to hold our properties for a minimum period of time and comply with certain other requirements in the Code or dispose of our properties through our TRS, which will be subject to federal and state income taxation as a corporation.

Increases in property taxes could adversely affect the value of a property or our ability to hold the property long enough to realize the desired return on its investment. Property taxes may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. As the owner of real estate properties, we will be responsible for payment of the taxes to the applicable government authorities. If real property taxes increase, we may or may not be able to raise rents to offset such increased taxes. Because such changes in property taxes are difficult to predict when a property is acquired, the financial results projected at the time of our investment may be realized during the period of our ownership and, therefore, cash flows and property values could be materially and negatively affected in a manner that we cannot foresee. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the property and the property may be subject to a tax sale.

Our properties may be or become subject to condemnation or eminent domain proceedings. A governmental authority could bring an eminent domain or inverse condemnation action against a property. Such an action could have a material adverse effect on the financial viability and marketability of that property, and, as a result, the results of our operations and our ability to make distributions to stockholders.

Risks Related to Our Organization and Structure

Provisions of our charter may limit the ability of a third party to acquire control of us by authorizing our Board of Directors to issue additional securities. Our Board of Directors may, without stockholder approval, approve an amendment to our charter to increase or decrease the aggregate number of our shares or the number of shares of any class or series that we have the authority to issue, and classify or reclassify any unissued shares of our common or preferred stock, and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our Board of Directors may authorize the issuance of additional shares or establish a series of common or preferred stock that may have the effect of delaying or preventing a change in control of our company, including transactions at a premium over the market price of our shares, even if stockholders believe that a change in control is in their interest. These provisions, along with the restrictions on ownership and transfer contained in our charter and certain provisions of Maryland law described below, could discourage unsolicited acquisition proposals or make it more difficult for a third party to gain control of us, which could adversely affect the market price of our securities.

Provisions of Maryland law may limit the ability of a third party to acquire control of us by requiring our Board of Directors or stockholders to approve proposals to acquire our company or effect a change in control. Certain provisions of the Maryland General Corporation Law, or the MGCL, applicable to Maryland corporations may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of their shares, including:

•	“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person (other than us or any subsidiary) who beneficially owns 10% or more of the voting power of our outstanding voting stock after the date on which we first had 100 or more beneficial owners of our stock, or an affiliate or associate of us who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding stock after the date on which we first had 100 or more beneficial owners of our stock) or an affiliate of any interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and, thereafter, any such business combination between us and an interested stockholder generally must be recommended by our Board of Directors and approved by the affirmative vote of at least (1) 80% of the votes entitled to be cast by holders of our outstanding voting stock and (2) two-thirds of the votes entitled to be cast by holders of our outstanding voting stock other than shares held by the interested stockholder with whom (or with whose affiliate) the business combination is to be effected or held by an affiliate or associate of the interested stockholder, unless, among other conditions, our stockholders receive a minimum price (as defined in the MGCL) for their shares and the consideration is received in cash or in the same form as previously paid by the interested stockholder for its shares; and

•	“control shares” provisions that provide that holders of our “control shares” (defined as shares of stock which, if aggregated with all other such shares of stock owned by the acquirer or in respect of which the acquirer is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within one of three ranges) acquired in a “control share acquisition” have no voting rights except to the extent approved by the affirmative vote of at least two-thirds of the votes entitled to be cast on the matter, excluding votes cast by (1) the person who makes or proposes to make a control share acquisition, (2) an officer or (3) an employee of us who is also a director of the corporation.

By resolution of our Board of Directors, we have opted out of the business combination provisions of the MGCL and provided that any business combination between us and any other person is exempt from the business combination provisions of the MGCL, provided that the business combination is first approved by our Board of Directors (including a majority of directors who are not affiliates or associates of such persons). In addition, pursuant to a provision in our bylaws, we have opted out of the control share provisions of the MGCL. However, our Board of Directors may by resolution elect to opt in to the business combination provisions of the MGCL, and we may, by amendment to our bylaws, opt in to the control share provisions of the MGCL at any time in the future, whether before or after an acquisition of control shares.

Certain provisions of the MGCL permit our Board of Directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain corporate governance provisions, some of which (for example, a classified board) are not currently applicable to us. These provisions may have the effect of limiting or precluding a third party from making an unsolicited acquisition proposal for us or of delaying, deferring or preventing a change in control of us under circumstances that otherwise could be in the best interests of our stockholders. Our charter contains a provision whereby we elect, at such time as we become eligible to do so, to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on our Board of Directors.

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit your recourse in the event of actions not in your best interests. Under Maryland law, generally, a director will not be liable if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	active and deliberate dishonesty that is established by a final judgment and is material to the cause of action.

Our charter authorizes us to obligate ourselves to, and our bylaws require us to, indemnify our directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. Our bylaws require us to indemnify each director and officer, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party to, or witness in, by reason of his or her service to us. In addition, we may be obligated to advance the defense costs incurred by our directors and officers. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist absent the current provisions in our charter and bylaws or that might exist with other companies.

Our charter contains provisions that make removal of our directors difficult, and the employment agreements we have with some of our executives contain severance provisions that make termination of their employment under certain circumstances expensive for us, which could make it difficult for our stockholders to effect changes to our Board of Directors and our management. Our charter provides that a director may be removed only for cause (as defined in our charter) and then only by the affirmative vote of holders of shares entitled to cast at least two-thirds of all the votes entitled to be cast generally in the election of directors. Our charter also provides that vacancies on our Board of Directors may be filled only by a majority of the remaining directors in office, even if less than a quorum. These requirements prevent stockholders from removing directors except for cause and with a substantial affirmative vote and from replacing directors with their own nominees and may prevent a change in control of our company that is in the best interests of our stockholders.

We have entered into employment agreements with each of our executive officers containing severance provisions that could make it difficult and costly for us to terminate their employment.

Our Board of Directors may change our investment strategy, financing strategy or leverage policies, or any of our other major policies, without the consent of stockholders. Our Board of Directors determines our major strategies and policies, including policies and guidelines relating to our acquisitions and divestitures, asset allocation, leverage, financing, growth, operations, indebtedness and distributions to stockholders. Our Board of Directors may amend or revise these and other policies and guidelines from time to time without the vote or consent of our stockholders, which could result in our acquiring properties that are different from, and possibly riskier than, the types of single-family residential real estate and related investments described in this report. Accordingly, our stockholders will have limited control over changes in our policies, and those changes could adversely affect our business, results of operations, financial condition and cash flows and our ability to make distributions to our stockholders.

We may structure acquisitions of property in exchange for OP units on terms that could limit our liquidity or our flexibility. We may acquire properties by issuing OP units in exchange for a property owner contributing property to the operating partnership. If we enter into such transactions, in order to induce the contributors of such properties to accept OP units, rather than cash, in exchange for their properties, it may be necessary for us to provide them additional incentives. For instance, our operating partnership’s limited partnership agreement provides that any holder of units may exchange limited partnership units for cash equal to the value of an equivalent number of shares of our common stock or, at our option, for shares of our common stock on a one-for-one basis. We may, however, enter into additional contractual arrangements with contributors of property under which we would agree to repurchase a contributor’s units for shares of our common stock or cash, at the option of the contributor, at set times. If the contributor required us to repurchase units for cash pursuant to such a provision, it would limit our liquidity and thus our ability to use cash to make other investments, satisfy other obligations or make distributions to stockholders. Moreover, if we were required to repurchase units for cash at a time when we did not have sufficient cash to fund the repurchase, we might be required to sell one or more properties to raise funds to satisfy this obligation. Furthermore, we might agree that if distributions the contributor received as a limited partner in our operating partnership did not provide the contributor with a defined return, then upon redemption of the contributor’s units we would pay the contributor an additional amount necessary to achieve that return. Such a provision could further negatively impact our liquidity and flexibility. Finally, in order to allow a contributor of a property to defer taxable gain on the contribution of property to our operating partnership, we might agree not to sell a contributed property for a defined period of time or until the contributor exchanged the contributor’s units for cash or shares. Such an agreement would prevent us from selling those properties, even if market conditions made such a sale favorable to us.

If our operating partnership fails to qualify as a partnership for federal income tax purposes, we could fail to qualify as a REIT and suffer other adverse consequences. Our operating partnership will initially be wholly-owned, directly and indirectly, by us, and will be classified for U.S. federal income tax purposes as a disregarded entity. Once our operating partnership has more than one other member apart from us and our wholly-owned subsidiaries, we believe that it will then be treated as a partnership and not an association or a publicly traded partnership taxable as a corporation, for U.S. federal income tax purposes. As a disregarded entity or partnership, our operating partnership will not be subject to U.S. federal income tax on its income. Instead, each of the partners will be allocated its share of our operating partnership’s income. No assurance can be provided, however, that the IRS will not challenge our operating partnership’s status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our operating partnership as an association or publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, would not qualify as a REIT. In that case, our income would be subject to corporate income tax without any tax deduction for dividends that we pay. Also, the failure of the operating partnership to qualify as a partnership would cause it to become subject to U.S. federal corporate income tax, which would reduce significantly the amount of its cash available for distribution to its partners, including us.

Risks Related to Qualification and Operation as a REIT

Failure to qualify as a REIT could adversely affect our operations and our ability to make distributions. We intend to be treated as a REIT for U.S. federal income tax purposes. However, there can be no assurance that we will be successful in obtaining and maintaining REIT status. Our ability to qualify as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Code, for which there may be only limited judicial or administrative interpretations. Qualification and maintenance of REIT status involves the determination of various factual matters and circumstances not entirely within our control, including requirements related to the nature of our gross assets, gross income, the composition of our shareholders and the distribution of our income. No assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the U.S. federal income tax consequences of that qualification.

If we were to fail to qualify as a REIT for any taxable year, we would be subject to U.S. federal income tax on our taxable income at corporate rates (currently 35%). In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lose our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer be deductible in computing our taxable income and we would no longer be required to make distributions. To the extent that distributions had been made in anticipation of our qualifying as a REIT, we might be required to borrow funds or liquidate some investments in order to pay the applicable corporate income tax. In addition, although we intend to elect for qualification as a REIT, it is possible that future economic, market, legal, tax, or other considerations may cause our Board of Directors to determine that it is no longer in our best interest to be qualified as a REIT and recommend that we do not proceed with our proposed REIT election or otherwise revoke our REIT election.

To qualify as a REIT, we must meet annual distribution requirements, which could result in us distributing amounts that may otherwise be used for our operations. To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for distributions paid and by excluding net capital gains. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties and it is possible that we might be required to borrow funds or sell assets to fund these distributions. It is possible that we might not always be able to continue to make distributions sufficient to meet the annual distribution requirements required to maintain our REIT status, avoid corporate tax on undistributed income and/or avoid the 4% excise tax.

From time to time, we may generate taxable income that is greater than our income for financial reporting purposes, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect our value.

Distributions to tax-exempt investors may be classified as unrelated business taxable income. Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of common stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•	Part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as unrelated business taxable income if shares of our common stock are predominately held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT share ownership tests, and we are not operated in a manner that prevents treatment of such income or gain as unrelated business taxable income;

•	Part of the income and gain recognized by a tax-exempt investor with respect to our common stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the common stock; and

•	Part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9), (17), or (20) of the Code may be treated as unrelated business taxable income.

The prohibited transactions tax may limit our ability to dispose of our properties. A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property other than foreclosure property held primarily for sale to customers in the ordinary course of business. We may be subject to the prohibited transactions tax in an amount equal to 100% of net gain upon a disposition of real property. Although a safe harbor to the characterization of the sale of real property by a REIT as a prohibited transaction is available, we cannot assure you that we will be able to comply with the safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, we may choose not to engage in certain sales of our properties or may conduct such sales through a taxable REIT subsidiary (our TRS), which would be subject to federal and state income taxation as a corporation. For example, if we decide to acquire properties opportunistically to restore in anticipation of immediate resale, we will need to conduct that activity through our TRS to avoid the 100% prohibited transactions tax. No assurance can be given, however, that the U.S. Internal Revenue Service (the IRS) will respect a transaction by which any such properties are contributed to our TRS, and, even if the contribution transaction is respected, our TRS may incur a significant tax liability as a result of any such sales.

We may pay taxable dividends of our common stock and cash, in which case stockholders may sell shares of our common stock to pay tax on such dividends, placing downward pressure on the market price of our common stock. We may distribute taxable dividends that are payable in cash and common stock at the election of each stockholder. The IRS has issued private letter rulings to other REITs treating certain distributions that are paid partly in cash and partly in stock as taxable dividends that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for federal income tax purposes. Those rulings may be relied upon only by taxpayers to whom they were issued, but we could request a similar ruling from the IRS. Accordingly, it is unclear whether and to what extent we will be able to make taxable dividends payable in cash and common stock.

If we made a taxable dividend payable in cash and common stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits, as determined for federal income tax purposes. As a result, stockholders may be required to pay income tax with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. If we made a taxable dividend payable in cash and our common stock and a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may be viewed as economically equivalent to a dividend reduction and put downward pressure on the market price of our common stock. We do not currently intend to pay taxable dividends in the form of our common stock and cash, although we may choose to do so in the future.

Our ownership of our TRS is subject to limitations, and our transactions with our TRS could cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms. In general, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. The percentage is reduced to 20% commencing for tax years after 2017. In addition, the Code limits the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The Code also imposes a 100% excise tax on REITs for certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis. We intend to monitor the value of our respective investments in our TRS for the purpose of ensuring compliance with the REIT asset requirements and to structure our transactions with our TRS on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above.

There can be no assurance, however, that we will be able to comply with the REIT asset requirements or avoid application of the 100% excise tax.

You may be restricted from acquiring or transferring certain amounts of our common stock. The stock ownership restrictions of the Code for REITs and the 9.8% stock ownership limits in our charter may inhibit market activity in our capital stock and restrict our business combination opportunities.

In order to qualify as a REIT for each taxable year after 2016, five or fewer individuals, as defined in the Code, may not own, beneficially or constructively, more than 50% in value of our issued and outstanding stock at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity beneficially or constructively owns our capital stock under this requirement. Those attribution rules provide, among other things, for the look-through of any of our common shares held by entities to the natural persons who own those entities. For example, for purposes of calculating ownership under Code’s attribution rules, our largest shareholder, King Apex Group Holdings IV Limited, is not considered to be an owner of our shares. Instead, those natural persons who own King Apex Group Holdings IV Limited are counted as our shareholders, with our common shares held by the Fund attributed to each of those natural persons based on their ownership of the Fund. In addition, shares are attributed among certain family members, and shares underlying certain stock options are attributed to the option holder. As of December 31, 2016, the top five owners of our common shares, calculated in accordance with the attribution rules under the Code, collectively own approximately 40% of our common shares.

Additionally, at least 100 persons must beneficially own our capital stock during at least 335 days of a taxable year for each taxable year after 2016. To help ensure that we meet these tests, our charter restricts the acquisition and ownership of shares of our capital stock. If we fail to qualify as a REIT, we would be subject to U.S. federal income tax on our taxable income, if any, at corporate rates (currently 35%) for our 2016 tax year and all subsequent tax years until such time as we qualify as a REIT.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our Board of Directors, our charter prohibits any person from beneficially or constructively owning more than 9.8% in value or number of shares, whichever is more restrictive, of our outstanding shares of common stock or more than 9.8% in value or number of shares, whichever is more restrictive, of the aggregate outstanding shares of all classes and series of our capital stock. Our Board of Directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of 9.8% of the value of our outstanding shares would result in our failing to qualify as a REIT. These restrictions on ownership and transfer will not apply, however, if our Board of Directors determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer necessary in order for us to qualify as a REIT.

Complying with REIT requirements may cause us to forgo otherwise attractive opportunities. To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts that we distribute to our stockholders and the ownership of our stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments.

Complying with the REIT requirements may force us to liquidate otherwise attractive investments. To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investments (other than governmental securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our assets can be represented by securities of one or more taxable REIT subsidiaries together with any other non-qualifying assets. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends. The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are taxed at individual rates is currently 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

Liquidation of assets may jeopardize our REIT status. To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to satisfy our obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our status as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

Qualifying as a REIT involves highly technical and complex provisions of the Code. Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our proposed REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT may depend in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own a non-controlling equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.

Foreign investors may be subject to FIRPTA on the sale of common stock if we are unable to qualify as a domestically controlled REIT. A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax known as the Foreign Investment in Real Property Tax Act (“FIRPTA”) on the gain recognized on the disposition. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a domestically controlled REIT. A domestically controlled REIT is a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. We are not currently domestically-controlled, and may never become domestically-controlled, and so there can be no assurance that foreign investors will be able to rely on this exemption under FIRPTA. Another FIRPTA exemption is potentially available in the case of gain realized by a foreign investor on a sale of our common stock if our common stock is traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than five percent of the value of our outstanding common stock. Although we believe that our stock is currently considered under the applicable Treasury regulations to be regularly traded on an established securities market, there can be no assurance that it will continue to be so treated in the future.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common stock. At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective, and any such law, regulation, or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in the federal income tax laws, regulations or administrative interpretations.

Risks Related to Ownership of Our Common Stock

The availability and timing of our anticipated cash distributions are uncertain. We are generally required to distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year in order for us to qualify as a REIT under the Code, which requirement we currently intend to satisfy through quarterly cash distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. However, due to our net losses to date and our limited operating history, we currently do not have the ability to fund distributions from cash flow from operations and we cannot assure you how long it may take to generate sufficient available cash flow to fund distributions nor can we assure you that sufficient cash will be available to make distributions to you.

Our Board of Directors will determine the amount and timing of any distributions. In making such determinations, our directors will consider all relevant factors, including the amount of cash available for distribution, capital expenditures, general operational requirements and restrictions under applicable law. We bear all expenses incurred by our operations, and the funds generated by our operations, after deducting these expenses, are currently estimated to not be sufficient to allow for distributions to our stockholders. We cannot assure you how long it may take to generate sufficient available cash flow to fund distributions, nor can we assure you that sufficient cash will be available to make distributions to you. With a limited operating history, we may be unable to make, maintain or increase distributions over time.

There are many factors that can affect the availability and timing of cash distributions to stockholders, including the risk factors described in this report. Because we may receive rents and income from our properties at various times during our fiscal year, distributions paid may not reflect our income earned in that particular distribution period. The amount of cash available for distribution will be affected by many factors, including without limitation, the amount of time it takes for us to deploy the net proceeds from our recently completed public offering into our target assets, the amount of income we will earn from those investments, the amount of our operating expenses and many other variables. Actual cash available for distribution may vary substantially from our expectations.

Certain of our existing stockholders affiliated with Mr. Xiaofan Bai have substantial influence over our company, and their interests may not be aligned with the interests of our other stockholders and sales of their shares could cause the market price of our common stock to decrease. As of December 31, 2016, Mr. Xiaofan Bai, a member of our Board of Directors, and three of our stockholders affiliated with Mr. Bai collectively own approximately 55% of our outstanding voting securities. These three stockholders are private equity funds managed and controlled by Mr. Bai. As a result of this ownership interest, Mr. Bai has significant influence over our company and our business, including decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, election of directors, any amendments to our articles of incorporation and bylaws, and other significant corporate actions requiring stockholder approval. This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares. The interests of Mr. Bai and his affiliates may not always be aligned with the interests of our other stockholders. Furthermore, any sales of substantial amounts of shares of our common stock in the public market by Mr. Bai or the other stockholders affiliated with Mr. Bai, or the perception that such sales might occur, could result in significant downward pressure on the market price of our common stock. In addition, Mr. Xiaofan Bai and Mr. Xiaohang Bai, who is also a member of our Board of Directors, are cousins and Mr. Xiaofan Bai is married to Ms. Siyu Lan, who is also a member of our Board.

An active trading market for our common stock may never develop. Prior the filing of this report, trading in our common stock on the Nasdaq Capital Market has been limited and sporadic. An active trading market for our common stock may never develop or be sustained, which may affect your ability to sell your common stock and could depress the market price of your common stock. As a result, no assurances can be given that you will be able to readily sell your common stock at a price equal to or above the price you paid.

There can be no assurance that we will ever provide liquidity to our investors through a sale of our company. Potential investors are cautioned that no assurances can be given that any form of merger, combination, or sale of our company or any of our real estate assets will take place, or that any merger, combination, or sale, even if consummated, would provide liquidity or a profit for our investors. You should not invest in our company with the expectation that we will be able to sell our company or any of our assets in order to provide liquidity or a profit for our investors.

If a market for our stock develops, the trading and price of our common stock may be volatile and could decline substantially. The stock markets, including the NASDAQ Capital Market, have experienced significant price and volume fluctuations. As a result, the market price of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those listed in this “Risk Factors” section, and others such as:

•	our operating performance and the performance of other similar companies;

•	actual or anticipated changes in our business strategy prospects;

•	actual or anticipated valuations in our quarterly operating results or dividends;

•	changes in our earnings estimates;

•	publication of research reports about the real estate industry;

•	the passage of legislation or other regulatory developments that adversely affect us or the assets in which we seek to invest;

•	the use of significant leverage to finance our assets;

•	changes in market valuations of similar companies;

•	actions by our stockholders;

•	the realization of any other risk factor in this report; and

•	general economic conditions.

If the market price of our common stock declines significantly, you may be unable to resell your shares at or above the price you paid for them. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly.

Reports published by analysts, including projections in those reports that exceed our actual results, could adversely affect our common stock price and trading volume. Securities research analysts may establish and publish their own periodic projections for our business. These projections may vary widely and may not accurately predict the results we actually achieve. Our stock price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our stock price or trading volume could decline. If no analysts commence coverage of us, the trading price for our stock and the trading volume could be adversely affected.

Future sales of our common stock or other securities convertible into our common stock could cause the market price of our common stock to decline and could result in the dilution of your shares. Our Board of Directors is authorized, without your approval, to cause us to issue additional shares of our common stock (including equity or debt securities convertible into common stock) or to raise capital through the issuance of preferred stock, options, warrants and other rights, on terms and for consideration as our Board of Directors in its sole discretion may determine. Sales of substantial amounts of our common stock could cause the market price of our common stock to decrease significantly. To the extent the proceeds of any future equity offering are invested in residential assets that have less favorable yield characteristics than our then-existing portfolio, our stockholders will suffer dilution in their yield and distributable cash per share. We cannot predict the effect, if any, of future sales of our common stock, or the availability of our common stock for future sales, on the market price of our common stock. Sales of substantial amounts of our common stock, or the perception that such sales could occur, may adversely affect the market price of our common stock.

Future offerings of debt securities, which would rank senior to our common stock upon our bankruptcy or liquidation, and future offerings of equity securities that may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock. In the future, we may attempt to increase our capital resources by making offerings of debt securities or additional offerings of equity securities. Upon bankruptcy or liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to pay a dividend or other distribution to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control. As a result, we cannot predict or estimate the amount, timing or nature of our future offerings, and purchasers of our common stock in this offering bear the risk of our future offerings reducing the market price of our common stock and diluting their ownership interest in our company.

An increase in market interest rates may have an adverse effect on the market price of our common stock and our ability to make or sustain distributions to our stockholders. One of the factors that investors may consider in deciding whether to buy or sell shares of our common stock is our ability to make or sustain distributions and the rate of our distributions, if any, as a percentage of our share price, relative to market interest rates. If market interest rates increase, prospective investors may demand a higher distribution rate on shares of our common stock or seek alternative investments paying higher distributions or interest. As a result, interest rate fluctuations and capital market conditions can affect the market price of shares of our common stock. For instance, if interest rates rise without an increase in our distribution rate, the market price of shares of our common stock could decrease because potential investors may require a higher distribution yield on shares of our common stock as market rates on our interest-bearing instruments such as bonds rise. In addition, to the extent we have variable rate debt, rising interest rates would result in increased interest expense on our variable rate debt, thereby adversely affecting our cash flow and our ability to service our indebtedness and make distributions to our stockholders.

ERISA imposes additional obligations on us. In considering an investment in our common stock, trustees, custodians, investment managers, and fiduciaries of retirement and other plans subject to the fiduciary responsibility provisions of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), or the prohibited transaction provisions of Section 4975 of the Code (including IRAs), should consider among other things: (i) whether an investment in the common stock is in accordance with plan documents and satisfies the diversification requirements of Section 404(a) of ERISA, if applicable; (ii) whether an investment in the common stock will result in unrelated business taxable income to the plan; (iii) whether the investment is prudent under Section 404(a) of ERISA, if applicable; and (iv) whether we or any of our affiliates is a fiduciary or party in interest to the plan. Fiduciaries and other persons responsible for the investment of certain governmental and church plans that are subject to any provision of federal, state, or local law that is substantially similar to the fiduciary responsibility provisions of Title I of ERISA or the prohibited transaction provisions of Section 4975 of the Code that are considering the purchase of the common stock should consider the applicability of the provisions of such similar law and whether the common stock would be an appropriate investment under such similar law. The responsible fiduciary must take into account all of the facts and circumstances of the plan and of the investment when determining if a particular investment satisfies its fiduciary responsibility under ERISA. Other investors must consider the potential impact that benefit plan investments could have on our operations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The following table presents statistics of our single-family homes by Metropolitan Statistical Area, or MSA, and metro division as of December 31, 2016.

Total Portfolio of Single-Family Homes — Summary Statistics
(as of December 31, 2016)

Market	No. of Homes	Aggregate Investment	Average Investment per Home	Properties Leased	Properties Vacant	Portfolio Occupancy Rate	Average Age (years)	Average Size (sq. ft.)	Average Monthly Rent	Average Remaining Lease Term (Months)
Atlanta, Georgia	9	$668,469	$74,274	9	0	100.0%	22	1,450	$964	7.5
Houston, Texas	265	22,242,834	83,935	260	5	98.0%	46	1,452	1,069	6.4
Jacksonville, Florida	256	17,703,457	69,154	235	21	92.0%	52	1,327	888	4.8
Memphis, Tennesee	94	7,383,828	78,551	87	7	93.0%	40	1,636	990	10.5
Totals	624	$47,998,588	$76,921	591	33	94.7%	47	1,428	$981	6.4

In reviewing the above table, please note:

•	We purchase homes that have been previously renovated and are currently leased. Since our initial purchase, we have incurred a total of approximately $830,000 of post-acquisition improvement costs, primarily related to releasing properties upon turnover of the existing tenants. These costs are included in the “Aggregate Investment” and “Average Investment per Home” metrics above.

•	Acquisition and transaction costs are expensed as incurred. These costs are not included in our “Aggregate Investment” or our “Average Investment per Home” metrics.

•	“Average Monthly Rent” is calculated by dividing the sum of monthly rent for each home by the total number of homes. Our use of rent concessions is extremely limited and has little to no impact on rental figures disclosed herein. We do not have a policy of offering rent concessions.

•	Our policy is to acquire homes that are entirely leased. Of the 624 properties we have acquired as of December 31, 2016, only seven were vacant upon acquisition.

Company Executive Offices

We maintain our executive offices in 3,200 square feet of leased office space located at 875 Prospect Street, Suite 304, La Jolla, California. The lease term is 64 months, expiring May 1, 2021. Monthly rent is $6,400, subject to annual step increases of approximately 3% commencing on February 1, 2017.

Item 3.	Legal Proceedings

As of the date of this report, there are no pending legal proceedings to which we or our properties are subject, except for routine litigation incurred in the normal course of business.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Market Information

Since August 30, 2016, our common stock has been traded on the Nasdaq Capital Market under the symbol “RVEN.” Previously, our common stock was quoted on the OTCQB quotation platform under the symbol “RVEN.” We consider our common stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of the common stock. The following table shows the reported high and low sale prices per share for our common stock based on information provided by the Nasdaq Capital Market and OTCQB for the periods indicated.

Fiscal Year Ended December 31, 2016	High	Low
Fourth Quarter	$5.70	$4.65
Third Quarter	$6.00	$4.25
Second Quarter	$6.50	$5.25
First Quarter	$6.50	$5.75

Fiscal Year Ended December 31, 2015	High	Low
Fourth Quarter	$7.00	$6.45
Third Quarter	$8.98	$7.00
Second Quarter	$9.00	$8.50
First Quarter	$9.20	$9.00

Holders of Record

As of March 23, 2017, there were approximately 358 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We intend to elect to be taxed as a REIT for federal income tax purposes commencing with our 2016 fiscal year. As a REIT, under federal income tax law, we will be required to distribute annually at least 90% of our REIT taxable income.

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

As of the date of this report, we have not granted any options under our 2012 Plan nor have we granted any non-plan options. We have granted 496,359 shares of our common stock in restricted stock awards under the 2012 Plan. As of December 31, 2016, 1,153,641 shares of our common stock initially reserved for issuance under our 2012 Plan remain available for future issuance to employees, directors, consultants, and other service providers. The following table sets forth certain information as of December 31, 2016 about our 2012 Plan and the non-plan options.

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

Overview

We are an internally managed Maryland corporation that engages in the acquisition, ownership and operation of portfolios of leased single family homes in the United States. We operate our portfolio properties as single family rentals, or SFRs, and we generate most of our revenue from rental income from the existing tenants of the SFRs we have acquired. We intend to elect and qualify to be taxed as a real estate investment trust, or REIT, for federal income tax purposes commencing with our taxable year ended December 31, 2016.

As of December 31, 2016, we have invested an aggregate of approximately $48.0 million and own a total of 624 homes, of which 265 homes are in the Houston, Texas metropolitan area, 256 homes are in the Jacksonville, Florida metropolitan area, 94 homes are in the Memphis, Tennessee metropolitan area (with two of the Memphis homes located just across the border in Mississippi) and nine homes are in the Atlanta, Georgia metropolitan area. Subsequent to year end on March 15, 2017, we purchased 38 additional homes in the Atlanta, Georgia metropolitan area for approximately $2,663,000 plus closing and acquisition costs. As of the date of this report, we have entered into purchase agreements for the acquisition of up to 72 additional homes in the Birmingham, Alabama metropolitan area for the aggregate purchase price of up to approximately $5,550,000, and up to 27 additional homes in the Memphis, Tennessee metropolitan area for the aggregate purchase price of up to approximately $2,140,000. Our acquisition of these additional 99 homes is subject to our ongoing due diligence inspection of the properties. There can be no assurance we will be able to consummate the acquisitions.

We intend to expand our acquisitions to other select markets in the United States that fit our investment criteria as we continue to evaluate new investment opportunities in different markets. As of December 31, 2016, our portfolio properties were 94.7% occupied. All of our portfolio properties have been acquired from available cash and with the proceeds from four secured loan transactions with a bank pursuant to which we had an outstanding principal amount owed of $19,814,025 as of December 31, 2016. Our loan transactions are secured by first priority liens and related rents on 168 homes in the Houston, Texas metropolitan area, 256 homes in the Jacksonville, Florida metropolitan area and 92 homes in the Memphis, Tennessee metropolitan area. In addition, in January 2017, we borrowed $5,020,000 from another bank, which we intend to use for financing additional acquisitions. The loan is secured by a first priority liens on 97 homes in the Houston, Texas metropolitan area and is further guaranteed by the Company.

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

Property Portfolio

The following tables represent our investment in the homes as of December 31, 2016:

Total Portfolio of Single-Family Homes — Summary Statistics
(as of December 31, 2016)

Market	No. of Homes	Aggregate Investment	Average Investment per Home	Properties Leased	Properties Vacant	Portfolio Occupancy Rate	Average Age (years)	Average Size (sq. ft.)	Average Monthly Rent	Average Remaining Lease Term (Months)
Atlanta, Georgia	9	$668,469	$74,274	9	0	100.0%	22	1,450	$964	7.5
Houston, Texas	265	22,242,834	83,935	260	5	98.0%	46	1,452	1,069	6.4
Jacksonville, Florida	256	17,703,457	69,154	235	21	92.0%	52	1,327	888	4.8
Memphis, Tennesee	94	7,383,828	78,551	87	7	93.0%	40	1,636	990	10.5
Totals	624	$47,998,588	$76,921	591	33	94.7%	47	1,428	$981	6.4

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

Results of Operations

For the year ended December 31, 2016, we had total rental income of $5,648,014 compared to total rental income of $4,934,201 for calendar year 2015. The increase is due primarily to an increase in number of homes owned during the 2016 calendar year when compared to the number of homes owned during the year ended December 31, 2015.

As of December 31, 2016, 591, or approximately 94.7%, of our 624 homes were occupied. During the year ended December 31, 2016, we had 143 home leases turnover, which represented an annual turn rate of approximately 26.3% based on our total quarterly turnover for the year. We experienced an average turnover cost per home in the approximate amount of $2,801 for the year ended 2016. As of December 31, 2015, 492, or approximately 93.3% of our 527 homes were occupied. During the year ended December 31, 2015, we had 175 home leases turnover, which represented approximately 33% of our end of the year portfolio. We experienced an average turnover cost per home in the approximate amount of $2,746 for the year ended 2015. We expect future turnover amounts and expenses to be similar to our 2016 results.

For the year ended December 31, 2016, we had property operating and maintenance expenses of $1,684,431 compared to $1,552,051 for the prior year. Property operating and maintenance expenses consist of insurance, property management fees paid to third parties, repairs and maintenance costs, home owner association fees, and other miscellaneous property costs. Real estate taxes for the year ended December 31, 2016 were $875,641 compared to $753,994 for the year ended December 31, 2015. The increase in property operating, maintenance and real estate taxes from 2015 to 2016 reflects the corresponding increase in our inventory of single family homes. We had net operating income from rentals of $3,087,942 in 2016 compared to net operating income from rentals of $2,628,156 in the prior year. This resulted in a net operating income margin of approximately 54.7% in 2016 compared to a net operating income margin of 53.3% in 2015.

General and administrative expenses for the year ended December 31, 2016 totaled $1,921,244 compared to general and administrative expenses of $2,060,327 for the prior year. General and administrative expenses consist of personnel costs, outside director fees, occupancy fees, public company filing fees, legal, accounting, and other general expenses. The decrease in our general and administrative expenses is due primarily to a decrease in legal and accounting fees in 2016 when compared to 2015, due to a reduction in activities requiring these professional services.

Real estate acquisition costs for 2016 totaled $147,099 compared to $375,780 for 2015. Real estate acquisition costs consist primarily of closing costs, due diligence costs and reports, and legal and accounting fees relating to our acquisitions of single family homes. The decrease was due to a decrease in acquisition transactions in 2016 when compared to 2015.

Depreciation and amortization on our home investments increased to $1,334,555 in 2016 compared to $1,162,312 in 2015, reflecting the corresponding increase in our inventory of single family homes.

The above results in total expenses of $6,387,970 for the year ended December 31, 2016 resulting in an operating loss for the year ended December 31, 2016 of $739,956, compared to total expenses of $6,017,509 for the year ended December 31, 2015 and a corresponding operating loss of $1,083,308 for the year ended December 31, 2015.

Other income was $4,957 in 2016 as compared to $31,447 in 2015. There was a gain on disposal of a home totaling $26,382 in 2015 that accounted for most of this difference. Interest expense on our notes payable was $1,037,355 for the year ended December 31, 2016 compared to $744,000 for 2015. The increase is a result of higher note payable balances for the full year during 2016 when compared to 2015. This resulted in net other expense of $1,032,398 in 2016 compared to a net other expense of $712,553 in 2015.

Net loss for the year ended December 31, 2016 was $1,772,354. The net loss for the year ended December 31, 2015 was $1,795,861. The weighted average number of shares outstanding for the year ended December 31, 2016 increased to 8,197,073 from 7,016,796 for the year ended December 31, 2015 resulting in a net loss per share of $0.22 for the year ended December 31, 2016 and a net loss per share of $0.26 for the year ended December 31, 2015. The increase in weighted average number of shares outstanding was due to the completion of our public offering during 2016.

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

Our liquidity and capital resources as of December 31, 2016 consisted primarily of cash of $10,044,977. We believe our current liquidity and the expected cash flows from operations will be sufficient to fund the present level of our operations through December 31, 2017. However, our future acquisition activity will depend primarily on our ability to raise funds from the further issuance of shares of our common stock or units of our operating partnership combined with new loan transactions secured by our current and future home inventories. In order to purchase additional single family homes, we intend to opportunistically utilize the capital markets to raise additional capital, including through the issuance of debt and equity securities, but there can be no assurance that we will be able to access adequate liquidity sources on favorable terms, or at all.

Pubic Offering

Between February 2016 and December 31, 2016, we conducted a direct pubic offering of our common shares pursuant to a registration statement on Form S-11. In the offering, we sold a total of 3,694,620 common shares at $5.00 per share for the gross proceeds of $18,473,100. The net proceeds were used to finance acquisitions of homes and additionally the excess is included in our year end cash balance.

Credit Facilities

During the year ended December 31, 2015, we entered into two loan transactions with Silvergate Bank pursuant to which we borrowed a total of $8,402,880 secured by deeds of trust encumbering a portion of our single family homes. The proceeds of the loans were used by us to purchase additional single family homes. These new loans are described as follows:

On March 13, 2015, we entered into a loan transaction with Silvergate Bank where we issued a promissory note in the amount of $3,526,985. The note provides for monthly interest only payments at a rate of 1.00% over the prime rate (interest rate is 4.75% per annum at December 31, 2016) until April 5, 2017 and, thereafter, monthly payments of interest and principal, based on a 25 year amortization rate until maturity. The entire balance of principal and accrued interest under the note is due and payable on April 5, 2020. The notes are secured by first priority liens and related rents on 125 homes in the Jacksonville, Florida area.

On October 14, 2015, we entered into a loan transaction with Silvergate Bank where we received an additional $4,875,895 of loan proceeds secured by deeds of trust encumbering 131 homes located in Florida. The entire balance of principal and accrued interest is due and payable on November 5, 2020. The note provides for monthly interest only payments at a rate of 1.00% over the prime rate (interest rate is 4.75% per annum at December 31, 2016) until November 5, 2017. Thereafter, monthly payments of interest and principal, based on a 25 year amortization rate will be made until maturity.

On January 31, 2017, we borrowed $5,020,000 from Lubbock National Bank pursuant to our issuance of a promissory note secured by deeds of trust in the principal amount of $5,020,000. Principal and accrued interest are payable in 60 consecutive monthly installments of $31,759 on the first day of the month until January 31, 2022 when the entire amount of principal and interest remaining unpaid will be payable. Interest accrues and is payable monthly on the loan at the rate equal to four and one-half percent (4.50%) per annum until maturity. The loan is secured by first priority liens on 97 homes in the Houston, Texas metropolitan area. The note and the deeds of trust contain customary terms and conditions, including, without limitation, customary events of default and acceleration upon default, including defaults in the payment of principal or interest, defaults in compliance with the covenants and bankruptcy or other insolvency events.

Operating Activities

We had net cash provided by operating activities of $373,630 in 2016. This resulted from a net loss of $1,772,354, adding back depreciation and amortization of $1,334,555, noncash share-based compensation of $425,000, and deferred loan fees of $121,308, and then increasing the amount by the net change in operating assets and liabilities of $265,121.

We had net cash provided by operating activities of $197,136 in 2015. This resulted from a net loss of $1,795,861, adding back depreciation and amortization of $1,162,312 and deferred loan fees of $96,640, deducting gain on disposal of real estate of $26,382, and then increasing the amount by the net change in operating assets and liabilities of $760,427.

Investing Activities

In 2016, we invested $8,986,000 in new homes, $506,581 in capital improvements for our homes, $222,985 in lease origination costs, and received $38,401 in reductions in escrow deposits for a total of $9,677,165 of cash used in investing activities.

In 2015, we invested $8,843,168 in new homes, $323,584 in capital improvements, $172,690 in lease origination costs, $47,418 in increases in escrow deposits, and received $69,875 of proceeds from the disposition of real estate for a total of $9,316,985 of cash used in investing activities.

Financing Activities

In 2016, we had net cash provided by financing activities of $17,208,214 derived from $18,473,100 of proceeds from our public offering, less $76,385 of payments of notes payable, less payments of deferred stock issuance costs of $1,188,501.

In 2015, we had net cash provided by financing activities of $7,916,911 derived from $8,402,880 of proceeds from notes payable, less $34,610 of payments of notes payable, less $244,052 of deferred loan fees relating to those notes, less payments of deferred stock issuance costs of $207,307.

Our future acquisition activity relies primarily on our ability to raise funds from the further issuance of common shares combined with new loan transactions secured by our current and future home inventories. We remain focused on acquiring new capital. We believe our current cash balance combined with our estimated future net rental revenue is sufficient to fund our operating activities for calendar year 2017.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Our critical and significant accounting policies are described in Item 8. Consolidated Financial Statements and Supplementary Data, Note 2. Basis of Presentation and Significant Accounting Policies.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of December 31, 2016 or the date of this report.

New Accounting Pronouncements

See Item 8. Consolidated Financial Statements and Supplementary Data, Note 2. Basis of Presentation and Significant Accounting Policies for disclosure of recent accounting pronouncements which may have an impact on our consolidated financial statements, their presentation or disclosures.

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

The following is a reconciliation of our NOI to net loss as determined in accordance with GAAP for the years ended December 31, 2016 and 2015.

	2016	2015

Net loss	$(1,772,354)	$(1,795,861)

Acquisition costs	147,099	375,780
Depreciation and amortization	1,334,555	1,162,312
General and administration	1,921,244	2,060,327
Noncash share-based compensation	425,000	113,045
Interest expense and other income	1,032,398	712,553

Net operating income	$3,087,942	$2,628,156

Net operating income as a percentage of total revenue	54.7%	53.3%

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

The following table sets forth a reconciliation of our net loss as determined in accordance with GAAP and our calculations of FFO and Core FFO for the years ended December 31, 2016 and 2015:

	2016	2015

Net loss	$(1,772,354)	$(1,795,861)

Add back depreciation and amortization	1,334,555	1,162,312
Less gain on disposition of residential properties	-	(26,382)

Funds from (used in) operations	$(437,799)	$(659,931)

Add back acquisition costs	147,099	375,780
Add back noncash share-based compensation	425,000	113,045
Add back noncash amortization of deferred loan fees	121,308	96,640

Core funds from (used in) operations	$255,608	$(74,466)

For the years ended December 31, 2016 and 2015 we have not incurred any impairments in value of any our real estate investments over these same periods.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.	Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Reven Housing REIT, Inc.

We have audited the accompanying consolidated balance sheets of Reven Housing REIT, Inc. (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reven Housing REIT, Inc. as of December 31, 2016 and 2015, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2016 in accordance with accounting principles generally accepted in the United States of America.

/s/ Squar Milner LLP

Newport Beach, California

March 24, 2017

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2016 and 2015

	2016	2015

ASSETS

Investments in single-family residential properties:
Land	$8,579,550	$6,761,350
Buildings and improvements	39,419,038	31,744,657
	47,998,588	38,506,007
Accumulated depreciation	(2,853,049)	(1,630,873)
Investments in single-family residential properties, net	45,145,539	36,875,134

Cash	10,044,977	2,140,298
Rent and other receivables	246,378	239,928
Escrow deposits	105,500	143,901
Lease origination costs, net	329,395	218,789
Deferred stock issuance costs	-	742,757
Other assets,net	195,020	96,318

Total Assets	$56,066,809	$40,457,125

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities	$1,283,235	$1,143,438
Resident security deposits	552,698	435,267
Notes payable, net	19,454,377	19,409,454

Total Liabilities	21,290,310	20,988,159

Commitments and contingencies (Note 10)

Stockholders' Equity
Preferred stock, $.001 par value; 25,000,000 shares authorized; No shares issued or outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized; 10,734,025 and 7,016,796 shares issued and outstanding at December 31, 2016 and 2015, respectively	10,734	7,017
Additional paid-in capital	41,677,465	24,601,295
Accumulated deficit	(6,911,700)	(5,139,346)

Total Stockholders' Equity	34,776,499	19,468,966

Total Liabilities and Stockholders' Equity	$56,066,809	$40,457,125

The accompanying notes are an integral part of these consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2016 and 2015

	2016	2015

Revenue:
Rental income	$5,648,014	$4,934,201

Expenses:
Property operating and maintenance	1,684,431	1,552,051
Real estate taxes	875,641	753,994
Acquisition costs	147,099	375,780
Depreciation and amortization	1,334,555	1,162,312
General and administration	1,921,244	2,060,327
Noncash share-based compensation	425,000	113,045

Total expenses	6,387,970	6,017,509

Operating loss	(739,956)	(1,083,308)

Other income (expenses):
Other income	4,957	31,447
Interest expense	(1,037,355)	(744,000)

Total other income (expenses), net	(1,032,398)	(712,553)

Net loss	$(1,772,354)	$(1,795,861)

Net loss per share
(Basic and fully diluted)	$(0.22)	$(0.26)

Weighted average number of common shares outstanding	8,197,073	7,016,796

The accompanying notes are an integral part of these consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2016 and 2015

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance at January 1, 2015	7,016,796	$7,017	$24,601,295	$(3,343,485)	$21,264,827

Net loss	-	-	-	(1,795,861)	(1,795,861)

Balance at December 31, 2015	7,016,796	7,017	24,601,295	(5,139,346)	19,468,966

Stock issued under share-based compensation plans	22,609	22	113,023	-	113,045

Noncash share-based compensation	-	-	425,000	-	425,000

Proceeds from issuances of shares, net of issuance costs	3,694,620	3,695	16,538,147	-	16,541,842

Net loss	-	-	-	(1,772,354)	(1,772,354)

Balance at December 31, 2016	10,734,025	$10,734	$41,677,465	$(6,911,700)	$34,776,499

The accompanying notes are an integral part of these consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2016 and 2015

	2016	2015

Cash Flows From Operating Activities:
Net loss	$(1,772,354)	$(1,795,861)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,334,555	1,162,312
Noncash share-based compensation	425,000	113,045
Amortization of deferred loan fees	121,308	96,640
Gain on disposal of real estate	-	(26,382)
Changes in operating assets and liabilities:
Rent and other receivables	(6,450)	(82,698)
Property tax and insurance reserves	-	260,123
Other assets	(98,702)	28,463
Accounts payable and accrued liabilities	252,842	312,231
Resident security deposits	117,431	129,263
Net cash provided by operating activities	373,630	197,136

Cash Flows From Investing Activities:
Acquisitions of single-family residential properties	(8,986,000)	(8,843,168)
Capital improvements for single-family residential properties	(506,581)	(323,584)
Proceeds from disposition of single-family residential property	-	69,875
Lease origination costs	(222,985)	(172,690)
Escrow deposits	38,401	(47,418)
Net cash used in investing activities	(9,677,165)	(9,316,985)

Cash Flows From Financing Activities:
Proceeds from issuance of shares	18,473,100	-
Proceeds from notes payable	-	8,402,880
Payments of notes payable	(76,385)	(34,610)
Payment of loan fees	-	(244,052)
Payments of deferred stock issuance costs	(1,188,501)	(207,307)
Net cash provided by financing activities	17,208,214	7,916,911

Net Increase (Decrease) In Cash	7,904,679	(1,202,938)
Cash at the beginning of the year	2,140,298	3,343,236

Cash at the end of the year	$10,044,977	$2,140,298

Supplemental Disclosure:

Cash paid for interest	$912,328	$625,421
Noncash deferred stock issuance costs	742,757	-

The accompanying notes are an integral part of these consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE 1. ORGANIZATION AND OPERATION

Reven Housing REIT, Inc. is a Maryland corporation (Reven Housing REIT, Inc., which along with its wholly-owned subsidiaries, are also referred to herein collectively as the “Company”) which acquires portfolios of occupied and rented single-family residential properties throughout the United States with the objective of receiving income from rental property activity and future profits from the sale of rental property at appreciated values.

As of December 31, 2016, the Company owned 624 single-family homes in the Houston, Jacksonville, Memphis and Atlanta metropolitan areas.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Reven Housing REIT OP, L.P., Reven Housing GP, LLC, Reven Housing REIT TRS, LLC, Reven Housing Georgia, LLC, Reven Housing Texas, LLC, Reven Housing Texas 2, LLC, Reven Housing Florida, LLC, Reven Housing Florida 2, LLC, and Reven Housing Tennessee, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and reported amounts of revenues and expenses for the periods presented. Accordingly, actual results could differ from those estimates.

Financial Instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying consolidated balance sheets, approximates fair value due to their short term nature. The Company’s short term financial instruments consist of cash, rents and other receivables, escrow deposits, accounts payable and accrued liabilities, and resident security deposits.

The carrying value of the Company’s notes payable, as reported in the accompanying consolidated balance sheets, approximates fair value due to their floating market interest rate and due to the fact that their security and payment terms are similar to other debt instruments currently being issued.

Investments in Single-Family Residential Properties

The Company accounts for its investments in single-family residential properties as business combinations under the guidance of ASC Topic 805, Business Combinations (“ASC 805”) and these acquisitions are recorded at their estimated fair value. The purchase price is allocated to land, building and the existing leases based upon their fair values at the date of acquisition, with acquisition costs expensed as incurred. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes its own market knowledge and published market data. The estimated fair value of acquired in-place leases represents the expected costs the Company would have incurred to lease the property at the date of acquisition. Each portfolio of single-family homes acquired is recorded as a separate business combination.

Building improvements and buildings are depreciated over estimated useful lives of approximately 10 to 27.5 years, respectively, using the straight-line method. Lease origination costs are amortized over the average remaining term of the in-place leases which is generally less than one year. Maintenance and repair costs are charged to expenses as incurred.

The Company assesses its investments in single-family residential properties for impairment whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company did not recognize any impairment losses for the years ended December 31, 2016 and 2015.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash

The Company maintains its cash at quality financial institutions. The combined account balances at one or more institutions typically exceed the federal insurance coverage and thus there is a concentration of credit risk related to amounts on deposit in excess of available federal insurance coverage. The Company believes that the risk is not significant, as the Company does not anticipate the financial institutions’ non-performance.

Rents and Other Receivables

Rents and other receivables represent the amount of rent receivables, security deposits and net rental funds which are held by the property managers on behalf of the Company, net of any allowance for amounts deemed uncollectible. The Company has not recognized any allowance for doubtful accounts as of December 31, 2016 and 2015.

Escrow Deposits

Escrow deposits include refundable and non-refundable cash and earnest money on deposit with third parties for future property purchases. As of December 31, 2016, the Company had offers accepted to purchase single-family residential properties for an aggregate amount of $9,047,700 and had corresponding refundable earnest deposits for these purchases of $105,500. However, not all of these properties are certain to be acquired because properties may fall out of escrow through the closing process for various reasons and these purchases are contingent on the Company’s ability to secure the debt or equity financing required to fund the acquisition.

Deferred Loan Fees

Costs incurred in the placement of the Company’s debt are deferred and amortized using the effective interest method over the term of the loans as a component of interest expense on the consolidated statements of operations.

Deferred Stock Issuance Costs

Deferred stock issuance costs represent amounts paid for legal, consulting, and other offering expenses in conjunction with the future raising of additional capital to be completed within one year. These costs are netted against additional paid-in capital as a cost of the stock issuance upon closing of the respective stock placement. During the year ended December 31, 2016, the Company included $1,931,258 of deferred stock issuance costs in its statement of stockholders’ equity in connection with its issuance of shares.

Security Deposits

Security deposits represent amounts deposited by tenants at the inception of the lease. As of December 31, 2016 and 2015, the Company had $552,698 and $435,267, respectively, in resident security deposits. Security deposits are refundable, net of any outstanding charges and fees, upon expiration of the underlying lease.

Revenue Recognition

Residential properties are leased to tenants under short term rental agreements of generally one year and revenue is recognized over the lease term on a straight-line basis.

Reclassifications

The Company has reclassified certain amounts for the fiscal year ended December 31, 2015 to conform to the current year’s presentation.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company intends to elect to be taxed as a real estate investment trust (“REIT”), as defined in the Internal Revenue Code, commencing with the taxable year ended December 31, 2016. Accordingly, the Company does not expect to be subject to federal income tax, provided that it qualifies as a REIT and distributions to the stockholders equal or exceed REIT taxable income. During the year ended December 31, 2015, the Company did not elect to be taxes as a REIT, but due to significant operating losses and net operating loss carry-forwards, the Company was not subject to federal income tax.

Qualification and taxation as a REIT depends upon the Company’s ability to meet the various qualification tests imposed under the Internal Revenue Code related to the percentage of income that are earned from specified sources, the percentage of assets that fall within specified categories, the diversity of capital stock ownership, and the percentage of earnings that are distributed. Accordingly, no assurance can be given that the Company will be organized or be able to operate in a manner to qualify or remain qualified as a REIT. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates, and the Company may be ineligible to qualify as a REIT for four subsequent tax years. Even if the Company qualifies as a REIT, it may be subject to certain state or local income taxes.

Incentive Compensation Plan

During 2012, the Company established the 2012 Incentive Compensation Plan, which was subsequently amended and restated in December 2013 (“2012 Plan”). The 2012 Plan allows for the grant of options and other awards representing up to 1,650,000 shares of the Company’s common stock. Such awards may be granted to officers, directors, employees, consultants and other persons who provide services to the Company or any related entity. Under the 2012 Plan, options may be granted at an exercise price greater than or equal to the market value at the date of the grant, for owners of 10% or more of the voting shares, at an exercise price of not less than 110% of the market value. Awards are exercisable over a period of time as determined by a committee designated by the Board of Directors, but in no event, longer than ten years.

A total of 496,359 shares have been issued under the 2012 plan as of December 31, 2016. During the years ended December 31, 2016 and 2015, the Company recognized $425,000 and $113,045, respectively, of compensation expense under the 2012 Plan.

Net Loss Per Share

Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any) are not included in the computation if the effect would be anti-dilutive and would increase earnings or decrease loss per share. For the years ended December 31, 2016 and 2015, potentially dilutive securities excluded from the calculations were 263,588 shares issuable upon exercise of outstanding warrants granted in prior years.

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

Geographic Concentration

The Company holds concentrations of single-family residential properties in the following metropolitan areas in excess of 10% of our total portfolio as of December 31, 2016 and 2015, and as such the Company is more vulnerable to any adverse macroeconomic developments in such areas:

Metropolitan Area	2016	2015
Houston, TX	42%	32%
Jacksonville, FL	41%	49%
Memphis, TN	15%	18%

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, a new lease standard which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). Under ASU 2016-02, lessor accounting will be substantially similar to the current model, but aligned with certain changes to the lessee model and ASU 2014-09. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The Company’s rental revenue is primarily generated from short-term operating leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard is expected to impact the Company’s consolidated financial statements as the Company has an operating office lease arrangement for which it is the lessee. The new standard will be effective for the Company beginning on January 1, 2019, with early adoption permitted. The new standard must be adopted using a modified retrospective transition, requiring application of the new guidance at the beginning of the earliest comparative period presented and provides for certain practical expedients. The Company is currently evaluating the impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU include multiple provisions intended to simplify various aspects of the accounting for share-based payments. The guidance will be effective for annual reporting periods beginning after December 15, 2016, and for interim reporting periods within those annual periods, with early adoption permitted. The Company does not anticipate the adoption of this ASU will have a material impact on its consolidated financial statements and has adopted as of January 1, 2017.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and cash payments should be presented and classified on the statement of cash flows. The guidance will be effective for annual periods beginning after December 15, 2017 and interim periods within that reporting period. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, Restricted Cash, which requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Thus, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The guidance will be effective for annual periods beginning after December 15, 2017 and interim periods within that reporting period. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which changed the definition of a business and will now require management to determine whether substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. When this is the case, the transferred assets and activities are not considered to be a business. This determination is important as the accounting treatment for business combinations and asset acquisitions differs since transactions costs are expensed in a business combination and capitalized in an asset acquisition. The guidance will be effective for public companies for annual reporting periods beginning after December 15, 2017, and for interim periods within those annual periods, with early adoption permitted. The guidance will be applied prospectively to any transactions occurring within the period of adoption. The Company adopted this guidance as of January 1, 2017, on a prospective basis, which results in our leased properties no longer meeting the definition of a business. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE 3. INVESTMENTS IN SINGLE-FAMILY RESIDENTIAL PROPERTIES

The following table summarizes the Company’s investments in single-family residential properties. The homes are generally leased to individual tenants under leases with terms of one year or less.

				Investments in		Investments in
				Single-Family		Single-Family
	Number		Buildings and	Residential	Accumulated	Residential
	of Homes	Land	Improvements	Properties, Gross	Depreciation	Properties, Net

Total at January 1, 2015	395	$5,422,647	$23,961,608	$29,384,255	$(592,114)	$28,792,141

Purchases, improvements, disposition during 2015:
Houston, TX	-	-	34,938	34,938	(380,630)	(345,692)
Jacksonville, FL	133	1,345,453	7,723,661	9,069,114	(415,172)	8,653,942
Memphis, TN	-	-	60,550	60,550	(226,188)	(165,638)
Memphis, TN (disposition)	(1)	(6,750)	(38,250)	(45,000)	1,507	(43,493)
Atlanta, GA	-	-	2,150	2,150	(18,276)	(16,126)

Total at December 31, 2015	527	$6,761,350	$31,744,657	$38,506,007	$(1,630,873)	$36,875,134

Purchases and improvements during 2016:
Houston, TX	97	1,818,200	7,240,899	9,059,099	(408,425)	8,650,674
Jacksonville, FL	-	-	261,453	261,453	(557,805)	(296,352)
Memphis, TN	-	-	125,895	125,895	(234,308)	(108,413)
Atlanta, GA	-	-	46,134	46,134	(21,638)	24,496

Total at December 31, 2016	624	$8,579,550	$39,419,038	$47,998,588	$(2,853,049)	$45,145,539

For the year ended December 31, 2016, the Company included $109,088 of rental income, $43,070 of property operating, maintenance and real estate taxes, $147,099 of acquisition costs, $21,721 of depreciation, and net loss of $102,802 in its consolidated statements of operations related to the Company’s acquisitions of additional properties during 2016.

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

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE 3. INVESTMENTS IN SINGLE-FAMILY RESIDENTIAL PROPERTIES (continued)

Unaudited Pro Forma Financial Information

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the years ended December 31, 2016 and 2015 prepared as if all of the Company’s acquisitions of properties in 2016 and 2015 had occurred on January 1, 2015. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods.

	For the Year Ended December 31
	2016	2015

Rental income	$6,745,713	$6,579,828
Property operating, maintenance and real estate taxes	$3,099,440	$3,053,996
Depreciation and amortization	$1,626,395	$1,567,162
Net loss	$(1,424,863)	$(1,638,482)
Net loss per share, basic and fully diluted	$(0.17)	$(0.23)
Weighted average number of common shares outstanding, basic and fully diluted	8,197,073	7,016,796

The unaudited pro forma information for the years ended December 31, 2016 and 2015 has been adjusted to include all acquisition fees and expenses related to the acquisitions as being recorded on January 1, 2015 and additionally to include the additional interest expense relating to the Company’s 2015 borrowings.

NOTE 4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At December 31, 2016 and 2015, accounts payable and accrued liabilities consisted of the following:

	2016	2015

Accounts payable	$248,456	$321,815
Real estate taxes payable	667,811	415,124
Accrued compensation, board fees and other	300,500	343,750
Interest payable	66,468	62,749
	$1,283,235	$1,143,438

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE 5. NOTES PAYABLE

A summary of the Company’s notes payable as of December 31, 2016 and December 31, 2015 is as follows:

Note	2016	2015
Reven Housing Texas, LLC	$7,502,504	$7,570,000
Reven Housing Tennessee, LLC	3,908,829	3,917,530
Reven Housing Florida, LLC	3,526,794	3,526,985
Reven Housing Florida 2, LLC	4,875,898	4,875,895
	19,814,025	19,890,410
Less deferred loan fees, net	(359,648)	(480,956)
Notes payable, net	$19,454,377	$19,409,454

As of December 31, 2016, the notes above incur interest at a rate of 1.00% over the prime rate (interest rate is 4.75% per annum at December 31, 2016), and are secured by deeds of trust encumbering substantially all of the Company’s homes in each specified area.

Costs incurred in the placement of the Company’s debt are deferred and amortized using the effective interest method over the term of the loans as a component of interest expense on the consolidated statements of operations. The amount of unamortized fees are deducted from the remaining principal amount owed on the corresponding notes payable. Unamortized deferred loan costs and fees totaled $359,648 and $480,956 as of December 31, 2016 and 2015, respectively.

During the years ended December 31, 2016 and 2015, the Company incurred $1,037,355 and $744,000, respectively, of interest expense related to the notes payable, which includes $121,308 and $96,640, respectively, of amortization of deferred loan fees.

The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of December 31, 2016:

2017	$321,521
2018	442,776
2019	11,095,495
2020	7,954,233
$19,814,025

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE 6. STOCKHOLDERS’ EQUITY AND STOCK COMPENSATION

On February 1, 2016, the Company issued an aggregate of 22,609 shares of the Company’s common stock under the 2012 Plan to certain officers and consultants of the Company. The shares were valued at a per share price of $5.00 per share consistent with the price of the Company’s current registered stock offering and were utilized as payment for a portion of the officers and consultants outstanding bonus compensation for the year ended December 31, 2015 of $113,045.

The Company filed a registration statement on Form S-11 with the Security Exchange Commission (“SEC”) for the offer of a minimum of 3,000,000 shares and a maximum of 5,000,000 shares of common stock for sale to the public at an offering price of $5.00 per share. The SEC declared the Company’s registration statement effective on May 10, 2016. Under the terms of the offering, the Company issued 3,694,620 shares of stock and received $18,473,100 in gross offering proceeds through December 31, 2016 when the offering was terminated. Offering costs totaled $1,931,258 and have been offset against additional paid-in capital as a cost of the stock issuance.

On October 16, 2014, the Company issued 425,000 shares of the Company’s common stock under the 2012 Plan to certain officers and consultants of the Company. The shares issued are subject to restrictions and future vesting conditions based on the Company reaching certain future milestones. During the year ended December 31, 2016, 106,250 of these shares became vested upon the achievement of certain milestones related to our public offering of common stock mentioned above. Accordingly, $425,000 of noncash share-based compensation expense was then recognized based on the value of the shares on the date of grant. None of the remaining 318,750 shares were vested as of the issuance date. Compensation expense will be recognized in the applicable future periods on these unvested shares should the applicable milestones be achieved in accordance with the vesting schedule. There is no assurance that these milestones will in fact be achieved and that the shares will in fact vest in the future.

The Company has outstanding warrants that allow holders to purchase up to 263,588 shares at an exercise price of $4.00 per share.  The warrants will expire on September 27, 2018, if not exercised prior to that date.

NOTE 7. INCOME TAXES

The Company intends to elect REIT status effective for the year ended December 31, 2016. The Company would then generally not be subject to income taxes assuming it complied with the specific distribution rules applicable to REITs.

The Company has also incurred current and prior year net operating losses; thus is not expecting to incur current income tax expenses, and due to its election of REIT status commencing in 2016, is not expected to realize any future tax benefits from the current years; or prior years’ operating losses.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and expected carry-forwards are available to reduce taxable income. The Company records a valuation allowance when, in the opinion of management, it is more likely than not, that the Company will not realize some or all deferred tax assets. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance equal to the deferred tax asset at December 31, 2016 and 2015. At December 31, 2015 the Company had federal and state net operating loss carry-forwards of approximately $2,600,000. The federal and state tax loss carry-forwards will begin to expire in 2032, unless previously utilized.

Pursuant to Internal Revenue Code Section 382, use of the Company’s net operating loss carry-forwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. Management believes that such an ownership change had occurred but has not yet performed a study of the limitations on the net operating losses.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE 8. RELATED PARTY TRANSACTIONS

The Company sub-leased office space on a month-to-month basis from Reven Capital, LLC, which is wholly-owned by Chad M. Carpenter, a shareholder of the Company and its Chief Executive Officer, through January 31, 2016. This arrangement was terminated upon the Company relocating its office space and signing a new lease agreement with an unrelated party. Rental payments under this sub-lease totaled $3,000 and $36,000 for the years ended December 31, 2016 and 2015, respectively. Reven Capital, LLC currently subleases office space from the Company on a month to month basis for a monthly rental of $500. During the year-ending December 31, 2016, the Company recorded and received income from Reven Capital of $5,500.

NOTE 9. RENTAL INCOME

The Company generally rents single family homes to individuals under non-cancelable lease agreements with a term of one year. Future minimum rental revenues under existing leases on properties as of December 31, 2016 are expected to be as follows:

2017	$2,804,126
2018	1,103,683
2019	31,025
$3,938,834

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal and Regulatory

The Company is subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of the Company’s business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements and, therefore, no accrual has been recorded as of the years ended December 31, 2016 and 2015.

Operating Lease

On December 21, 2015, the Company entered into a new office lease agreement. The lease term is 64 months and commenced on February 1, 2016 when the Company relocated to the new space. In addition to monthly rent and utility payments, the Company will also pay its proportionate share of all common area maintenance and taxes above certain 2016 base costs. The lease is subject to annual rent payment escalation clauses. During the year ended December 31, 2016, the Company recorded $57,600 for rental expenses relating to this lease, which is included in general and administration expenses on the accompanying consolidated statement of operations.

A schedule of future minimum lease payments under the operating lease for the following years is as follows:

2017	$65,728
2018	81,279
2019	83,717
2020	86,229
2021	36,881
$353,834

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE 11. SUBSEQUENT EVENTS

Note Payable

On January 31, 2017, Reven Housing Texas 2, LLC, a wholly owned subsidiary of the Company, received loan proceeds and issued a promissory note in the principal amount of $5,020,000 to a bank, secured by deeds of trust encumbering certain of the Company’s homes located in Houston. The entire balance of principal and accrued interest is due and payable on January 31, 2022. The note provides for monthly principal and interest payments of $31,759 at a fixed rate of 4.5% per annum. Proceeds of the note payable will be utilized primarily for future single-family home acquisitions.

Recent Real Estate Investment Acquisition

On March 15, 2017, a wholly owned subsidiary of the Company purchased a portfolio of 38 single-family homes, located in the Atlanta, Georgia metropolitan area for approximately $2,663,000 not including closing and acquisition costs.

Purchase and Sale Agreement

On February 16, 2017, a wholly owned subsidiary of the Company entered into a purchase and sale agreement to purchase a portfolio of 27 single- family homes, located in the Memphis, Tennessee metropolitan area for approximately $2,140,000. However, it is not yet known if any of these properties are certain to be acquired because properties may fall out of escrow through the closing process for various reasons.

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

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report. Based on this evaluation, our chief executive officer and chief financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

(b)	Management’s report on internal controls over financial reporting.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision of and with the participation of our chief executive officer and chief financial officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, and our overall control environment.

Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

There were no changes to our internal control over financial reporting (as defined in Rules 15a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2016 fiscal year pursuant to Regulation 14A for our 2017 Annual Meeting of Stockholders, or the 2017 Proxy Statement, and the information to be included in the 2016 Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the 2017 Proxy Statement and is hereby incorporated by reference.

Item 11.	Executive Compensation

The information required by this item will be contained in the 2017 Proxy Statement and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the 2017 Proxy Statement and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the 2017 Proxy Statement and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in the 2017 Proxy Statement and is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial statements

Reference is made to the Index and Financial Statements under Item 8 in Part II hereof where these documents are listed.

(b)	Financial statement schedules

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

Number	Exhibit Description	Method of Filing

2.1	Articles of Conversion of Reven Housing REIT, Inc.	Incorporated by reference from the Registrant’s Registration Statement on Form S-11 filed with the SEC on May 27, 2014.

3.1	Articles of Incorporation of Reven Housing REIT, Inc.	Incorporated by reference from the Registrant’s Registration Statement on Form S-11 filed with the SEC on May 27, 2014.

3.2	Bylaws of Reven Housing REIT, Inc.	Incorporated by reference from the Registrant’s Registration Statement on Form S-11 filed with the SEC on May 27, 2014.

3.3	Articles of Amendment effective November 5, 2014 (Reverse Stock Split)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 10, 2014.

3.4	Articles of Amendment effective November 5, 2014 (Decrease of Authorized Common)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 10, 2014.

4.1	Form of Warrant issued on October 18, 2012	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 24, 2012.

4.2	Form of Warrant issued on January 3, 2013	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on January 8, 2013.

10.1*	Amended and Restated 2012 Incentive Compensation Plan	Incorporated by reference from the Registrant’s Definitive Information Statement on Schedule 14C filed with the SEC on November 15, 2013.

10.2*	Employment Agreement between Reven Housing REIT, Inc. and Chad M. Carpenter dated March 4, 2013	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2013.

10.3*	Employment Agreement between Reven Housing REIT, Inc. and Thad Meyer dated April 17, 2014	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 22, 2014.

10.4	Voting Agreement by and among Reven Housing REIT, Inc., Chad M. Carpenter and the purchasers identified on the signature pages thereto, dated as of September 27, 2013	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2013.

10.5	Form of Indemnification Agreement between Reven Housing REIT, Inc. and each of its officers and directors	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on May 19, 2014.

10.6	Promissory Note, dated as of June 12, 2014, by Reven Housing Texas, LLC for the benefit of Silvergate Bank, for the principal amount of $7,570,000	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2014.

10.7	Deeds of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of June 12, 2014, by Reven Housing Texas, LLC for the benefit of Silvergate Bank (recorded with Brazoria, Chambers, Fort Bend, Galveston and Harris Counties, Texas)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2014.

10.8	Holdback Agreement, dated June 12, 2014, by and between Reven Housing Texas, LLC and Silvergate Bank	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2014.

10.9	Unsecured Environmental Indemnity Agreement, dated as of June 12, 2014, by Reven Housing Texas, LLC for the benefit of Silvergate Bank	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2014.

10.10	Subordination of Management Agreement, dated as of June 12, 2014, by and between Reven Housing Texas, LLC, Silvergate Bank and Red Door Housing, LLC, as property manager	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2014.

10.11	Assignment and Assumption of Single Family Homes Real Estate Purchase and Sale Agreement dated March 13, 2015 by and between Reven Housing Florida, LLC and Reven Housing Florida 2, LLC	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2015.

10.12	First Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Jacksonville 140) dated March 17, 2015	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2015.

10.13*	Restricted Stock Agreement dated October 16, 2014 between Chad M. Carpenter and Reven Housing REIT, Inc.	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

10.14*	Restricted Stock Agreement dated October 16, 2014 between Thad L. Meyer and Reven Housing REIT, Inc.	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

10.15	Promissory Note, dated as of November 17, 2014, by Reven Housing Tennessee, LLC for the benefit of Silvergate Bank, for the principal amount of $3,952,140.00	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

10.16	Deeds of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of November 17, 2014, by Reven Housing Tennessee, LLC for the benefit of Silvergate Bank (recorded with Brazoria, Chambers, Fort Bend, Galveston and Harris Counties, Texas)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

10.17	Unsecured Environmental Indemnity, dated November 17, 2014, by and between Reven Housing Tennessee, LLC and Silvergate Bank	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

10.18	Subordination of Management Agreement, dated as of November 17, 2014, by and between Reven Housing Tennessee, LLC, Silvergate Bank and Marathon Management, LLC, as property manager	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

10.19	Promissory Note, dated as of March 10, 2015, by Reven Housing Florida, LLC for the benefit of Silvergate Bank, for the principal amount of $ 3,526,985.00	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

10.20	Deeds of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of March 10, 2015, by Reven Housing Florida, LLC for the benefit of Silvergate Bank	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

10.21	Unsecured Environmental Indemnity, dated March 10, 2015, by and between Reven Housing Florida, LLC and Silvergate Bank	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

10.22	Subordination of Management Agreement, dated as of March 10, 2015, by and between Reven Housing Florida, LLC, Silvergate Bank and Suncoast Property Management, LLC, as property manager	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

10.23	Second Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Jacksonville 140) dated May 14, 2015	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2015.

10.24	Second Amendment to Single Family Homes Real Estate Purchase and Sale Agreement Houston 100) dated May 11, 2015	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2015.

10.25	Contribution Agreement dated June 1, 2015 among Reven Housing REIT, Inc., Reven Housing GP, LLC and Reven Housing REIT OP, L.P.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2015.

10.26	Third Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Houston 100) dated August 12, 2015	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A dated September 26, 2014 filed with the SEC on August 14, 2015.

10.27	Third Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Jacksonville 140) dated August 13, 2015	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A dated February 27, 2015 filed with the SEC on August 14, 2015.

10.28	Fourth Amendment to Single Family Home Real Estate Purchase and Sale Agreement (Houston 100) dated September 23, 2015	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed with the SEC on September 25, 2015.

10.29	Fourth Amendment to Single Family Home Real Estate Purchase and Sale Agreement (Jacksonville 140) dated September 28, 2015	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed with the SEC on September 29, 2015.

10.30	Third Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Houston 100) dated August 12, 2015	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A dated September 26, 2014 and filed with the SEC on August 14, 2015.

10.31	Third Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Jacksonville 140) dated August 13, 2015	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A dated February 27, 2015. and filed with the SEC on August 14, 2015.

10.32	Fourth Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Houston 100) dated September 23, 2015	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A dated September 26, 2014 and filed with the SEC on September 25, 2015.

10.33	Fourth Amendment to Single Family Homes Real Estate Purchase and Sale Agreement (Jacksonville 140) dated September 28, 2015	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A dated February 27, 2015 and filed with the SEC on September 29, 2015.

10.34	Fifth Amendment to that Single Family Homes Real Estate Purchase and Sale Agreement dated October 13, 2015	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2015.

10.35	Promissory Note, dated as of October 14, 2015, by Reven Housing Florida 2, LLC for the benefit of Silvergate Bank, for the principal amount of $5,015,060	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2015.

10.36	Mortgages, Assignments of Leases and Rents, Security Agreements and Fixture Filings dated October 9, 2015, by Reven Housing 2 Florida, LLC for the benefit of Silvergate Bank	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2015.

10.37	Unsecured Environmental Indemnity Agreement, dated October 9, 2015, by Reven Housing 2 Florida, LLC for the benefit of Silvergate Bank	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2015.

10.38	Subordination of Management Agreement dated October 9, 2015 among Reven Housing 2 Florida, LLC for the benefit of Silvergate Bank and Suncoast Property Management, LLC	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2015.

10.39	Guaranty dated October 9, 2015 by Reven Housing REIT, Inc. for the benefit of Silvergate Bank	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2015.

10.40	Lease Agreement dated December 21, 2015 between Reven Housing REIT, Inc. and United Hansel, Inc.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2015.

10.41	Fifth Amendment to Single Family Homes Real Estate Purchase and Sale Agreement(Houston 100) dated December 29, 2015	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2015.

10.42	Sixth Amendment to Single Family Homes Real Estate Purchase and Sale Agreement(Jacksonville 140) dated December 23, 2015	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2015.

10.43	Amendment No. 1 dated February 1, 2016 to Employment Agreement between Reven Housing REIT, Inc. and Chad M. Carpenter dated March 4, 2013	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 2, 2016.

10.44	Amendment No. 1 dated February 1, 2016 to Employment Agreement between Reven Housing REIT, Inc. and Thad Meyer dated April 17, 2014	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 2, 2016.

10.45	Single Family Homes Real Estate Purchase and Sale Agreement (Houston 100) dated September 27, 2016	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2016

10.46	Single Family Homes Real Estate Purchase and Sale Agreement (Atlanta 50) dated December 7, 2016	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 12, 2016

10.47	Single Family Homes Real Estate Purchase and Sale Agreement (Birmingham 72) dated December 9, 2016	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2016

10.48	Promissory Note Secured by Deeds of Trust dated January 31, 2017 between Registrant and Lubbock National Bank, a Texas corporation	Filed electronically herewith

10.49	Single Family Homes Real Estate Purchase and Sale Agreement (Memphis 27) dated February 16, 2017	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 21, 2017

10.50	Amendment dated February 17, 2017 to Single Family Homes Real Estate Purchase and Sale Agreement (Atlanta 50) dated December 7, 2016	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2017

10.51	Amendment dated February 17, 2017 to Single Family Homes Real Estate Purchase and Sale Agreement (Birmingham 72) dated December 9, 2016	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2017

10.52	Second Amendment dated March 1, 2017 to Single Family Homes Real Estate Purchase and Sale Agreement (Birmingham 72) dated December 9, 2016	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed with the SEC on filed on March 3, 2017

21.1	List of Subsidiaries of Reven Housing REIT, Inc.	Incorporated by reference from the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 11, 2015.

23.1	Consent of Squar Milner LLP	Filed electronically herewith.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Filed electronically herewith.

101.INS	XBRL Instance Document	Filed electronically herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed electronically herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith.

* Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

REVEN HOUSING REIT, INC.

Date: March 24, 2017	By:	/s/ Chad M. Carpenter
Chad M. Carpenter,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chad M. Carpenter	President, Chief Executive Officer	March 24, 2017
Chad M. Carpenter	and Chairman of the Board
(Principal Executive Officer)

/s/ Thad L. Meyer	Chief Financial Officer	March 24, 2017
Thad L. Meyer	(Principal Financial and Accounting Officer)

/s/ Jon Haahr	Director	March 24, 2017
Jon Haahr

/s/ Xiaofan Bai	Director	March 24, 2017
Xiaofan Bai

/s/ Xiaohang Bai	Director	March 24, 2017
Xiaohang Bai

/s/ Siyu Lan	Director	March 24, 2017
Siyu Lan

/s/ Christopher Gann	Director	March 24, 2017
Christopher Gann

/s/ Richard Xinghua Wang	Director	March 24, 2017
Richard Xinghua Wang

/s/ William Yifeng Huang	Director	March 24, 2017
William Yifeng Huang

/s/ Zhen Luo	Director	March 24, 2017
Zhen Luo

-56-