Form 10-Q
period 2017-03-31
Reven Housing REIT, Inc.
filed 2017-05-12
CIK 1487782

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2017

-OR-

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transaction period from _________ to ________

Commission File Number 001-37865

Reven Housing REIT, Inc.

(Exact name of Registrant in its charter)

Maryland	84-1306078
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

875 Prospect Street, Suite 304

La Jolla, CA 92037

(Address of principal executive offices)

Registrant's Telephone Number, Including Area Code:	(858) 459-4000

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of the registrant's common stock, as of May 5, 2017: 10,734,025

REVEN HOUSING REIT, INC.

FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 6. Exhibits	18

SIGNATURES	19

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2017 and December 31, 2016

	2017
	(unaudited)	2016

ASSETS

Investments in single-family residential properties:
Land	$9,238,642	$8,579,550
Buildings and improvements	43,127,053	39,419,038
	52,365,695	47,998,588
Accumulated depreciation	(3,231,343)	(2,853,049)
Investments in single-family residential properties, net	49,134,352	45,145,539

Cash	9,650,333	10,044,977
Rent and other receivables	477,516	246,378
Escrow deposits	65,537	105,500
Lease origination costs, net	337,532	329,395
Deferred stock issuance costs	40,666	-
Other assets, net	496,064	195,020

Total Assets	$60,202,000	$56,066,809

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities	$866,585	$1,283,235
Resident security deposits	595,360	552,698
Notes payable, net	24,328,234	19,454,377

Total Liabilities	25,790,179	21,290,310

Commitments and contingencies (Note 9)

Stockholders' Equity
Preferred stock, $.001 par value; 25,000,000 shares authorized;
No shares issued or outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized;
10,734,025 and 7,016,796 shares issued and outstanding at
December 31, 2016 and 2015, respectively	10,734	10,734
Additional paid-in capital	41,677,465	41,677,465
Accumulated deficit	(7,276,378)	(6,911,700)

Total Stockholders' Equity	34,411,821	34,776,499

Total Liabilities and Stockholders' Equity	$60,202,000	$56,066,809

The accompanying notes are an integral part of these consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

For the Three Months Ended March 31, 2017 and 2016

	2017	2016

Revenue:
Rental income	$1,741,309	$1,378,763

Expenses:
Property operating and maintenance	515,560	401,236
Real estate taxes	272,082	213,162
Depreciation and amortization	441,725	325,416
General and administration	701,331	501,024
Acquisition costs	-	57,864

Total expenses	1,930,698	1,498,702

Operating loss	(189,389)	(119,939)

Other income (expenses):
Net gain on sale of residential property	38,973	-
Other income	93,258	216
Interest expense	(307,520)	(258,157)

Total other income (expenses), net	(175,289)	(257,941)

Net loss	$(364,678)	$(377,880)

Net loss per share
(Basic and fully diluted)	$(0.03)	$(0.05)

Weighted average number of common shares outstanding	10,734,025	7,031,618

The accompanying notes are an integral part of these consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the Three Months Ended March 31, 2017 and 2016

	2017	2016

Cash Flows From Operating Activities:
Net loss	$(364,678)	$(377,880)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	441,725	325,416
Amortization of deferred loan fees	32,617	30,327
Gain on disposal of real estate	(38,973)	-
Changes in operating assets and liabilities:
Rent and other receivables	(231,138)	(13,659)
Other assets	(301,044)	(204,212)
Accounts payable and accrued liabilities	(416,650)	(92,473)
Resident security deposits	42,662	15,441
Net cash used in operating activities	(835,479)	(317,040)

Cash Flows From Investing Activities:
Acquisitions of single-family residential properties	(4,297,427)	-
Capital improvements for single-family residential properties	(147,056)	(96,721)
Proceeds from disposition of single-family residential property	110,122	-
Lease origination costs	(65,342)	(22,292)
Refunds of escrow deposits	39,963	-
Net cash used in investing activities	(4,359,740)	(119,013)

Cash Flows From Financing Activities:
Proceeds from note payable	5,020,000	-
Payments of notes payable	(110,038)	-
Payment of loan fees	(68,721)	-
Payments of deferred stock issuance costs	(40,666)	(78,087)
Net cash provided by (used in) financing activities	4,800,575	(78,087)

Net Decrease In Cash	(394,644)	(514,140)
Cash at the Beginning of the Period	10,044,977	2,140,298

Cash at the End of the Period	$9,650,333	$1,626,158

Supplemental Disclosure:

Cash paid for interest	$251,172	$225,935

The accompanying notes are an integral part of these consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2017 and 2016

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

As of March 31, 2017, the Company owned 681 single-family homes in the Houston, Jacksonville, Memphis and Atlanta metropolitan areas.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2016 Annual Report on Form 10-K filed with the SEC on March 24, 2017. The results of operations for the period ended March 31, 2017 are not necessarily indicative of the operating results for the full year.

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

The carrying value of the Company’s notes payable, as reported in the accompanying consolidated balance sheets, approximates fair value due to the fact that their interest rate, security, and payment terms are similar to other debt instruments currently being issued.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2017 and 2016

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments in Single-Family Residential Properties

Prior to January 1, 2017, the Company accounted for its investments in single-family residential properties as business combinations under the guidance of ASC Topic 805, Business Combinations (“ASC 805”) and these acquisitions were recorded at their estimated fair value. The purchase price was allocated to land, building and the existing leases based upon their fair values at the date of acquisition, with acquisition costs expensed as incurred.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which changed the definition of a business and will now require management to determine whether substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. When this is the case, the transferred assets and activities are not considered to be a business. This determination is important as the accounting treatment for business combinations and asset acquisitions differs since transactions costs are expensed in a business combination and capitalized in an asset acquisition. The guidance will be effective for public companies for annual reporting periods beginning after December 15, 2017, and for interim periods within those annual periods, with early adoption permitted. The guidance will be applied prospectively to any transactions occurring within the period of adoption. The Company adopted this guidance as of January 1, 2017, on a prospective basis, which results in our leased properties no longer meeting the definition of a business. Based on this guidance our current 2017 acquisitions are treated as asset acquisitions and are recorded at their purchase price, and the purchase price is allocated between land, building, improvements and existing leases based upon their relative fair values at the date of acquisition. The purchase price for purposes of this allocation is inclusive of acquisition costs which typically include legal fees, title fees, property inspection and valuation fees, as well as other closing costs.

Building improvements and buildings are depreciated over estimated useful lives of approximately 10 to 27.5 years, respectively, using the straight-line method. Lease origination costs are amortized over the average remaining term of the in-place leases which is generally less than one year. Maintenance and repair costs are charged to expenses as incurred.

The Company assesses its investments in single-family residential properties for impairment whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company did not recognize any impairment losses for the three months ended March 31, 2017 and 2016.

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

Rents and Other Receivables

Rents and other receivables represent the amount of rent receivables, security deposits and net rental funds which are held by the property managers on behalf of the Company, net of any allowance for amounts deemed uncollectible. The Company has not recognized any allowance for doubtful accounts as of March 31, 2017 and December 31, 2016.

Escrow Deposits

Escrow deposits include refundable and non-refundable cash and earnest money on deposit with third parties for future property purchases. As of March 31, 2017, the Company had offers accepted to purchase single-family residential properties for an aggregate amount of approximately $5,886,000 and had corresponding refundable earnest deposits for these purchases of $65,537. However, not all of these properties are certain to be acquired because properties may fall out of escrow through the closing process for various reasons.

Deferred Loan Fees

Costs incurred in the placement of the Company’s debt are deferred and amortized using the effective interest method over the term of the loans as a component of interest expense on the consolidated statements of operations, and presented as an offset to notes payable on the consolidated balance sheet.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2017 and 2016

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

Resident Security Deposits

Resident security deposits represent amounts deposited by tenants at the inception of the lease. As of March 31, 2017 and December 31, 2016, the Company had $595,360 and $552,698, respectively, in resident security deposits. Security deposits are refundable, net of any outstanding charges and fees, upon expiration of the underlying lease.

Revenue Recognition

Residential properties are leased to tenants under short term rental agreements of generally one year and revenue is recognized over the lease term on a straight-line basis.

Reclassifications

The Company has reclassified certain prior period amounts to conform to the current period’s presentation.

Income Taxes

The Company has elected to be taxed as a real estate investment trust (“REIT”), as defined in the Internal Revenue Code. Accordingly, the Company does not expect to be subject to federal income tax, provided that it continues to qualify as a REIT and distributions to the stockholders equal or exceed REIT taxable income.

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

A total of 496,359 shares have been issued under the 2012 plan as of March 31, 2017.

Net Loss Per Share

Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any) are not included in the computation if the effect would be anti-dilutive and would increase earnings or decrease loss per share. For the three months ended March 31, 2017 and 2016, potentially dilutive securities excluded from the calculations were 263,588 shares issuable upon exercise of outstanding warrants granted in prior years.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2017 and 2016

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU include multiple provisions intended to simplify various aspects of the accounting for share-based payments. The guidance will be effective for annual reporting periods beginning after December 15, 2016, and for interim reporting periods within those annual periods, with early adoption permitted. The adoption of this ASU does not have a material impact on the Company’s consolidated financial statements and the Company has adopted as of January 1, 2017.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2017 and 2016

NOTE 3. INVESTMENTS IN SINGLE-FAMILY RESIDENTIAL PROPERTIES

The following table summarizes the Company’s investments in single-family residential properties. The homes are generally leased to individual tenants under leases with terms of one year or less.

				Investments in
				Single-Family
	Number		Buildings and	Residential
	of Homes	Land	Improvements	Properties, Gross

Total at December 31, 2016	624	$8,579,550	$39,419,038	$47,998,588

Purchases, improvements, sales during 2017:
Houston, TX	-	-	47,036	47,036
Jacksonville, FL	-	-	62,006	62,006
Jacksonville, FL (sale)	(1)	(10,908)	(66,468)	(77,376)
Memphis, TN	20	400,000	1,243,814	1,643,814
Atlanta, GA	38	270,000	2,421,627	2,691,627

Total at March 31, 2017	681	$9,238,642	$43,127,053	$52,365,695

NOTE 4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At March 31, 2017 and December 31, 2016, accounts payable and accrued liabilities consisted of the following:

	2017	2016

Accounts payable	$100,234	$248,456
Real estate taxes payable	286,560	667,811
Accrued compensation, board fees and other	389,592	300,500
Interest payable	90,199	66,468
	$866,585	$1,283,235

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2017 and 2016

NOTE 5. NOTES PAYABLE

On January 31, 2017, Reven Housing Texas 2, LLC, a wholly-owned subsidiary of the Company, received loan proceeds and issued a promissory note in the principal amount of $5,020,000 to a regional bank secured by 97 of the Company’s homes located in Texas. Principal and accrued interest are payable in sixty consecutive monthly installments of $31,759 on the first day of the month until January 31, 2022 when the entire amount of principal and interest remaining unpaid will be payable. Interest accrues and is payable monthly on the loan at the rate equal to four and one-half percent (4.50%) per annum until maturity.

As of March 31, 2017, the other four notes mentioned below were payable to another regional bank and incurred interest at a rate of 1.00% over the prime rate (interest rate was 5.00% per annum at March 31, 2017), and are secured by deeds of trust encumbering homes in each specified area. On April 4, 2017, the Company entered into loan modification agreements with the lender where the interest rate on all four loans has been reduced to a fixed rate of 4.5% per annum and principal and interest payments will be made monthly based on a 25 year amortization period with the remaining unpaid principal on all four loans due on April 5, 2020. The loans have a prepayment penalty of 2% during the first year and 1% during the following year on amounts paid in excess of the scheduled amortization.

A summary of the Company’s notes payable as of March 31, 2017 and December 31, 2016 is as follows:

	2017	2016
Note
Reven Housing Texas, LLC	$7,460,535	$7,502,504
Reven Housing Texas 2, LLC	5,006,439	-
Reven Housing Tennessee, LLC	3,887,321	3,908,829
Reven Housing Florida, LLC	3,493,794	3,526,794
Reven Housing Florida 2, LLC	4,875,898	4,875,898
	24,723,987	19,814,025
Less deferred loan fees, net	(395,753)	(359,648)
Notes payable, net	$24,328,234	$19,454,377

Costs incurred in the placement of the Company’s debt are deferred and amortized using the effective interest method over the term of the loans as a component of interest expense on the consolidated statements of operations. The amount of unamortized fees are deducted from the remaining principal amount owed on the corresponding notes payable. Unamortized deferred loan costs and fees totaled $395,753 and $359,648 as of March 31, 2017 and December 31, 2016, respectively.

During the three months ended March 31, 2017 and 2016, the Company incurred $307,520 and $258,157, respectively, of interest expense related to the notes payable, which includes $32,617 and $30,327, respectively, of amortization of deferred loan fees.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2017 and 2016

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

NOTE 7. INCOME TAXES

The Company has elected REIT status effective for the year ended December 31, 2016. The Company is generally not subject to income taxes assuming it complies with the specific distribution rules applicable to REITs.

NOTE 8. RELATED PARTY TRANSACTIONS

The Company sub-leased office space on a month-to-month basis from Reven Capital, LLC, which is wholly-owned by Chad M. Carpenter, a shareholder of the Company and its Chief Executive Officer, through January 31, 2016. This arrangement was terminated upon the Company relocating its office space and signing a new lease agreement with an unrelated party. Rental payments under this sub-lease totaled $3,000 for the three months ended March 31, 2016. Reven Capital, LLC currently subleases office space from the Company on a month to month basis for a monthly rental of $500. The Company received income from Reven Capital of $1,500 and $1,000 for the three months ending March 31, 2017 and 2016, respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Legal and Regulatory

The Company is subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of the Company’s business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements and, therefore, no accrual has been recorded as of the three months ended March 31, 2017 and 2016.

NOTE 10. SUBSEQUENT EVENTS

Recent Real Estate Investment Acquisition

On April 19, 2017, a wholly owned subsidiary of the Company purchased a portfolio of 68 single-family homes, located in the Birmingham, Alabama metropolitan area for approximately $5,320,000 including closing and acquisition costs. On April 24, 2017, a wholly owned subsidiary of the Company purchased 4 single-family homes located in the Memphis, Tennessee metropolitan area for approximately $300,000 including closing and acquisition costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise provided in this Quarterly Report, references to the “Company,” “we,” “us,” and “our” refer to Reven Housing REIT, Inc., a Maryland corporation, and its wholly-owned subsidiaries.

Forward Looking Statements

The information contained in this report contains forward-looking statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events and similar expressions. Forward-looking statements may be identified by use of words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” or “potential” or similar words or phrases which are predictions of or indicate future events or trends. Statements such as those concerning potential acquisition activity, investment objectives, strategies, opportunities, other plans and objectives for future operations or economic performance are based on our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties, including, but not limited to, our ability to successfully (i) acquire real estate investment properties in the future, (ii) to execute future agreements or understandings concerning our acquisition of real estate investment properties, (iii) be able to raise the capital required to acquire any such properties and (iv) those other risks more fully described under Item 1A. Risk Factors in our Annual Report on Form 10-K filed on March 24, 2017 and should be read in conjunction with this Quarterly Report on Form 10-Q. Any of these statements could prove to be inaccurate and actual events or investments and results of operations could differ materially from those expressed or implied. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to invest in a diversified portfolio of quality real estate investments, may be significantly and negatively impacted. You are cautioned not to place undue reliance on any forward-looking statements and we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Overview

We are an internally managed Maryland corporation that engages in the acquisition, ownership and operation of portfolios of leased single family homes in the United States. We operate our portfolio properties as single family rentals, or SFRs, and we generate most of our revenue from rental income from the existing tenants of the SFRs we have acquired. We have elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes commencing with our taxable year ended December 31, 2016.

As of March 31, 2017, we have invested an aggregate of approximately $52.4 million and own a total of 681 homes, of which 265 homes are in the Houston, Texas metropolitan area, 255 homes are in the Jacksonville, Florida metropolitan area, 114 homes are in the Memphis, Tennessee metropolitan area (with two of the Memphis homes located just across the border in Mississippi) and 47 homes are in the Atlanta, Georgia metropolitan area.

On April 19, 2017, we purchased 68 homes in the Birmingham, Alabama metropolitan area for approximately $5,320,000 including closing and acquisition costs. On April 24, 2017, we also purchased 4 additional homes in the Memphis, Tennessee metropolitan area for approximately $300,000 including closing and acquisition costs. Therefore, as of the date of this filing we currently own 753 homes.

We intend to expand our acquisitions to other select markets in the United States that fit our investment criteria as we continue to evaluate new investment opportunities in different markets. As of March 31, 2017, our portfolio properties were 93.8% occupied. All of our portfolio properties have been acquired from available cash and with the proceeds from our secured loan transactions with banks pursuant to which we had an outstanding principal amount owed of $24,723,987 as of March 31, 2017. Our loan transactions are secured by first priority liens and related rents on primarily all of our homes.

Our principal objective is to generate cash flow and distribute resulting profits to our stockholders in the form of distributions, while gaining home price appreciation, or HPA, at the same time through the ownership of our portfolio properties. With this objective in mind, we have developed our primary business strategy of acquiring portfolios of leased SFRs. We believe the execution of this strategy will allow us to generate immediate and steady cash flow from the rental income from the SFRs that we acquire while potentially gaining significant HPA over time. HPA is a metric most of our competitors use to project total returns. We believe cash flow is a better metric to project returns because cash flow is realized currently while HPA is unrealized and deferred until the assets are sold. While our goal is to grow our company and generate available cash flow from the rental income of our SFRs that will allow us to pay all of our operating costs for the operation of our portfolio properties and distribute profits to our stockholders in the form of quarterly dividends, there can be no assurance we will be able to do so.

Property Portfolio

The following tables represent our investment in the homes as of March 31, 2017:

Market	No. of Homes	Aggregate Investment	Average Investment per Home	Properties Leased	Properties Vacant	Portfolio Occupancy Rate	Average Age (years)	Average Size (sq. ft.)	Average Monthly Rent	Average Remaining Lease Term (Months)
Atlanta, Georgia	47	$3,360,095	$71,491	45	2	95.7%	29	1,453	$884	3.5
Houston, Texas	265	22,289,870	84,113	254	11	95.8%	48	1,452	1,086	4.9
Jacksonville, Florida	255	17,688,088	69,365	234	21	91.8%	54	1,289	892	5.8
Memphis, Tennesee	114	9,027,642	79,190	106	8	93.0%	43	1,674	986	10.4
Totals	681	$52,365,695	$76,895	639	42	93.8%	48	1,428	$983	6.1

We plan to continue to acquire and manage single-family homes with a focus on long term earnings growth and appreciation in asset value. Our ability to identify and acquire single-family properties that meet our investment criteria will be affected by home prices in our markets, the inventory of properties available through our acquisition channels, competition for our target assets, our capital available for investment, and the cost of that capital. We believe the housing market environment in our markets remains attractive for single-family property acquisitions and rentals. Pricing for housing in certain markets remains attractive and demand for housing is growing. At the same time, we continue to face relatively steady competition for new properties and residents from local operators and institutional managers. Housing prices across our markets have appreciated over the past year. Despite these gains, we believe housing in certain of our markets continues to provide attractive acquisition opportunities and remains inexpensive relative to replacement cost and affordability metrics.

We anticipate continued strong rental demand for single-family homes. While new building activity has begun to increase, it remains below historical averages and we believe substantial under-investment in residential housing over the past years will create upward pressure on home prices and rents as demand exceeds supply.

Results of Operations

The following table sets forth a comparison of the results of operations for the three months ended March 31, 2017 and 2016:

			$	%
	2017	2016	Change	Change

Revenue:
Rental income	$1,741,309	$1,378,763	$362,546	26.3%

Expenses:
Property operating and maintenance	515,560	401,236	114,324	28.5%
Real estate taxes	272,082	213,162	58,920	27.6%
Depreciation and amortization	441,725	325,416	116,309	35.7%
General and administration	701,331	501,024	200,307	40.0%
Acquisition costs	-	57,864	(57,864)	-100.0%

Total expenses	1,930,698	1,498,702	431,996	28.8%

Operating loss	(189,389)	(119,939)	(69,450)	57.9%

Other income (expenses):
Net gain on sale of residential properties	38,973	-	38,973	-
Other income	93,258	216	93,042	-
Interest expense	(307,520)	(258,157)	(49,363)	-19.1%

Total other income (expenses), net	(175,289)	(257,941)	82,652	32.0%

Net loss	$(364,678)	$(377,880)	$13,202	3.5%

For the three months ended March 31, 2017, we had total rental income of $1,741,309 compared to total rental income of $1,378,763 for the three months ended March 31, 2016. The increase is due primarily to an increase in the number of homes owned during the 2017 period when compared to the number of homes owned during the three months ended March 31, 2016.

As of March 31, 2017, 639, or approximately 93.8%, of our 681 homes were occupied. During the three months ended March 31, 2017, we had 55 home leases turnover, which represented approximately 8.1% of our end of the quarter portfolio. As of March 31, 2016, 496, or approximately 94.1%, of our 527 homes were occupied. During the quarter ended March 31, 2016, we had 30 home leases turnover, which represented approximately 5.7% of our end of the quarter portfolio.

For the three months ended March 31, 2017, we had property operating and maintenance expenses of $515,560 compared to $401,236 for the corresponding prior year period. Property operating and maintenance expenses consist of insurance, property management fees paid to third parties, repairs and maintenance costs, home owner association fees, and other miscellaneous property costs. Real estate taxes for the three months ended March 31, 2017 were $272,082 compared to $213,162 for the three months ended March 31, 2016. The increase in property operating, maintenance and real estate taxes from 2016 to 2017 reflects the corresponding increase in our inventory of single family homes. We had net operating income from rentals of $953,667 for the three months ended March 31, 2017 compared to net operating income from rentals of $764,365 in the corresponding prior year period. This resulted in a net operating income margin of approximately 54.8% in 2017 compared to a net operating income margin of 55.4% in 2016.

Depreciation and amortization on our home investments increased to $441,725 for the three months ended March 31, 2017 compared to $325,416 in 2016, reflecting the corresponding increase in our inventory of single family homes.

General and administrative expenses for the three months ended March 31, 2017 totaled $701,331 compared to general and administrative expenses of $501,024 for the corresponding prior year period. General and administrative expenses consist of personnel costs, outside director fees, occupancy fees, public company filing fees, legal, accounting, and other general expenses. The increase in our general and administrative expenses is due primarily to an increase in legal and accounting fees along with an increase in general expenses in 2017 when compared to 2016, due to an increase in acquisition and promotional activities in the current period.

Real estate acquisition costs for the three months ended March 31, 2016 totaled $57,864. Due to new accounting guidance, our purchase of portfolios of rented single family homes are now considered to be asset purchases, thus corresponding acquisition costs will now be capitalized as part of our purchase price of the single family residential properties acquired. Thus, there were no real estate acquisition costs expensed for the three months ended March 31, 2017. Real estate acquisition costs consist primarily of closing costs, due diligence costs and reports, and legal and accounting fees relating to our acquisitions of single family homes.

The above results in total expenses of $1,930,698 for the three months ended March 31, 2017 resulting in an operating loss for the three months ended March 31, 2017 of $189,389, compared to total expenses of $1,498,702 for the three months ended March 31, 2016 and a corresponding operating loss of $119,939 for the three months ended March 31, 2016.

We sold one residential property during the three months ended March 31, 2017 for a gain of $38,973. There were no corresponding sales during the three months ended March 31, 2016. Other income was $93,258 for the three months ended March 31, 2017 and included a casualty gain of approximately $89,208, as compared to other income of $216 for the three months ended March 31, 2016. Interest expense on our notes payable was $307,520 for the three months ended March 31, 2017 compared to $258,157 for the three months ended March 31, 2016. The increase is primarily due to higher note payable balances for the three months ended March 31, 2017 when compared to the corresponding period in 2016. This resulted in net other expense of $175,289 for the three months ended March 31, 2017 compared to a net other expense of $257,941 for the three months ended March 31, 2016.

Net loss for the three months ended March 31, 2017 was $364,678. The net loss for the three months ended March 31, 2016 was $377,880. The weighted average number of shares outstanding for the three months ended March 31, 2017 increased to 10,737,025 from 7,031,618 for the three months ended March 31, 2016 resulting in a net loss per share of $0.03 for the three months ended March 31, 2017 and a net loss per share of $0.05 for the three months ended March 31, 2016. The increase in weighted average number of shares outstanding was due to the completion of our public offering during 2016.

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

Our liquidity and capital resources as of March 31, 2017 consisted primarily of cash of $9,650,333. We believe our current liquidity and the expected cash flows from operations will be sufficient to fund the present level of our operations through December 31, 2017. However, our future acquisition activity will depend primarily on our ability to raise funds from the further issuance of shares of our common stock or units of our operating partnership combined with new loan transactions secured by our current and future home inventories. In order to purchase additional single family homes, we intend to opportunistically utilize the capital markets to raise additional capital, including through the issuance of debt and equity securities, but there can be no assurance that we will be able to access adequate liquidity sources on favorable terms, or at all.

Credit Facilities

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

On April 4, 2017, we entered into loan modification agreements where we reduced the interest rate and amended the maturity period on our loans with Silvergate Bank with a total current outstanding principal amount due of approximately $19,720,000. The modified loan agreement provides that monthly interest and principal payments will be made based on a fixed interest rate of 4.5% and an amortization period of 25 years. All unpaid principal will be due on April 5, 2020. The other terms remain generally unchanged. These loans are secured by first priority liens and related rents on our properties.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2017 and 2016.

			$	%
	2017	2016	Change	Change
Net cash used in operating activities	(835,479)	(317,040)	(518,439)	163.5%
Net cash used in investing activities	(4,359,740)	(119,013)	(4,240,727)	-
Net cash provided by (used in) financing activities	4,800,575	(78,087)	4,878,662	-

Change in cash	(394,644)	(514,140)	119,496	23.2%

Operating Activities

We had net cash used in operating activities of $835,479 for the three months ended March 31, 2017. This resulted from a net loss of $364,678, adding back depreciation and amortization of $441,725, amortization of deferred loan fees of $32,617, and then deducting gain on sale of residential property of $38,973, and then decreasing the amount by the net change in operating assets and liabilities of $906,170.

We had net cash used in operating activities of $317,040 for the three months ended March 31, 2016. This resulted from a net loss of $377,880, adding back depreciation and amortization of $325,416 and amortization of deferred loan fees of $30,327, and then decreasing the amount by the net change in operating assets and liabilities of $294,903.

Investing Activities

During the three months ended March 31, 2017, we invested $4,297,427 in new homes, $147,056 in capital improvements for our homes, and $65,342 in lease origination costs. We received $110,122 of proceeds on the disposition of a residential property and received $39,963 in reductions in escrow deposits for a total of $4,359,740 of cash used in investing activities.

During the three months ended March 31, 2016, we invested $96,721 in capital improvements and $22,292 in lease origination costs for a total of $119,013 of cash used in investing activities.

Financing Activities

During the three months ended March 31, 2017, we had net cash provided by financing activities of $4,800,575 derived from $5,020,000 of proceeds from a note payable, less $110,038 of notes payable principal payments, less $68,721 of deferred loan fees, less payments of deferred stock issuance costs of $40,666.

During the three months ended March 31, 2016, we had $78,087 of payments of deferred stock issuance costs.

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

The following is a reconciliation of our NOI to net loss as determined in accordance with GAAP for the three month periods ended March 31, 2017 and 2016.

	Three Months ended March 31,
	2017	2016
	(unaudited)	(unaudited)

Net loss	$(364,678)	$(377,880)

Depreciation and amortization	441,725	325,416
General and administration	701,331	501,024
Acquisition costs	-	57,864
Interest expense and other income	175,289	257,941

Net operating income	$953,667	$764,365

Net operating income as a percentage of total revenue	54.8%	55.4%

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

The following table sets forth a reconciliation of our net loss as determined in accordance with GAAP and our calculations of FFO and Core FFO for the three months ended March 31, 2017 and 2016:

	Three Months ended March 31,
	2017	2016
	(unaudited)	(unaudited)

Net loss	$(364,678)	$(377,880)

Add back depreciation and amortization	441,725	325,416
Less gain on sale of residential property	(38,973)	-

Funds from (used in) operations	$38,074	$(52,464)

Add back noncash amortization of deferred loan fees	32,617	30,327
Less casualty gain	(89,208)	-
Add back acquisition costs	-	57,864

Core funds from (used in) operations	$(18,517)	$35,727

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

As a “smaller reporting company” defined in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

Item 4.  Controls and Procedures.

Internal Control Over Financial Reporting

During the three months ended March 31, 2017, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (“Exchange Act”)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act as of March 31, 2017.  Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

PART II - OTHER INFORMATION

Item 6.   Exhibits.

Exhibit No.	Description	Method of Filing

10.1	Loan Agreement dated January 31, 2017 between Reven Housing Texas 2, LLC and Lubbock National Bank, a Texas corporation	Incorporated by reference from the Registrant’s Registration Statement on Form S-11 filed with the SEC on May 5, 2017.

10.2	Single Family Homes Real Estate Purchase and Sale Agreement (Memphis 27) dated February 16, 2017	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 21, 2017

10.3	Amendment dated February 17, 2017 to Single Family Homes Real Estate Purchase and Sale Agreement (Atlanta 50) dated December 7, 2016	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2017

	Amendment dated February 17, 2017 to Single Family Homes Real Estate Purchase and Sale Agreement (Birmingham 72) dated December 9, 2016	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2017

	Second Amendment dated March 1, 2017 to Single Family Homes Real Estate Purchase and Sale Agreement (Birmingham 72) dated December 9, 2016	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed with the SEC on filed on March 3, 2017

	Loan Modification Agreement dated March 21, 2017 between Reven Housing Tennessee, LLC and Silvergate Bank	Incorporated by reference from the Registrant’s Registration Statement on Form S-11 filed with the SEC on May 5, 2017

	Loan Modification Agreement dated April 4, 2017 between Reven Housing Texas, LLC and Silvergate Bank	Incorporated by reference from the Registrant’s Registration Statement on Form S-11 filed with the SEC on May 5, 2017

	Loan Modification Agreement dated March 21, 2017 between Reven Housing Florida, LLC and Silvergate Bank	Incorporated by reference from the Registrant’s Registration Statement on Form S-11 filed with the SEC on May 5, 2017

	Loan Modification Agreement dated March 21, 2017 between Reven Housing Florida 2, LLC and Silvergate Bank	Incorporated by reference from the Registrant’s Registration Statement on Form S-11 filed with the SEC on May 5, 2017

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2017	REVEN HOUSING REIT, INC.

/s/ Chad M. Carpenter
Chad M. Carpenter,
Chief Executive Officer
(Principal Executive Officer)

Dated: May 12, 2017	REVEN HOUSING REIT, INC.

/s/ THAD L. MEYEr
Thad L. Meyer,
Chief Financial Officer
(Principal Financial Officer)

