Form 10-Q
period 2017-06-30
Reven Housing REIT, Inc.
filed 2017-08-10
CIK 1487782

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2017

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, a small reporting company or an emerging growth company as defined by Rule 12b-2 of the Exchange Act):

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

The number of outstanding shares of the registrant's common stock, as of July 31, 2017: 10,734,025

REVEN HOUSING REIT, INC.

FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 6. Exhibits	20

SIGNATURES	21

FORWARD-LOOKING STATEMENTS

Various statements contained in this Quarterly Report on Form 10-Q of Reven Housing REIT, Inc. (the “Company,” “we,” “our” and “us”), including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements may include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "could," "seeks," "projects," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties, including, among others, risks inherent to the single-family rental industry sector and our business model, macroeconomic factors beyond our control, competition in identifying and acquiring our properties, competition in the leasing market for quality residents, increasing property taxes, homeowners’ association (“HOA”) and insurance costs, our dependence on third parties for key services, risks related to evaluation of properties, poor resident selection and defaults and non-renewals by our residents, performance of our information technology systems, our ability to raise the capital required to acquire additional properties, and risks related to our indebtedness. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under Part I. Item 1A. “Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2016 as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in the Annual Report on Form 10-K and in our other periodic filings. The forward-looking statements speak only as of the date made, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2017 and December 31, 2016

	2017
	(unaudited)	2016

ASSETS

Investments in single-family residential properties:
Land	$10,414,247	$8,579,550
Buildings and improvements	47,836,495	39,419,038
	58,250,742	47,998,588
Accumulated depreciation	(3,663,462)	(2,853,049)
Investments in single-family residential properties, net	54,587,280	45,145,539

Cash	3,984,296	10,044,977
Rent and other receivables	610,172	246,378
Escrow deposits	-	105,500
Lease origination costs, net	406,439	329,395
Deferred stock issuance costs	331,302	-
Other assets, net	310,559	195,020

Total Assets	$60,230,048	$56,066,809

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities	$1,258,510	$1,283,235
Resident security deposits	689,567	552,698
Notes payable, net	24,160,034	19,454,377

Total Liabilities	26,108,111	21,290,310

Commitments and contingencies (Note 9)

Stockholders' Equity
Preferred stock, $.001 par value; 25,000,000 shares authorized;
No shares issued or outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized;
10,734,025 shares issued and outstanding at June 30, 2017 and
December 31, 2016	10,734	10,734
Additional paid-in capital	41,677,465	41,677,465
Accumulated deficit	(7,566,262)	(6,911,700)

Total Stockholders' Equity	34,121,937	34,776,499

Total Liabilities and Stockholders' Equity	$60,230,048	$56,066,809

The accompanying notes are an integral part of these consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

For the Three and Six Months Ended June 30, 2017 and 2016

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Revenue:
Rental income	$2,029,504	$1,394,136	$3,770,813	$2,772,899

Expenses:
Property operating and maintenance	586,070	399,506	1,101,631	800,742
Real estate taxes	370,088	214,929	642,170	428,092
Depreciation and amortization	479,240	313,508	920,965	638,924
General and administration	601,067	479,463	1,302,398	980,486
Acquisition costs	-	-	-	57,863

Total expenses	2,036,465	1,407,406	3,967,164	2,906,107

Operating loss	(6,961)	(13,270)	(196,351)	(133,208)

Other income (expenses):
Net gain on sale of residential property	36,823	-	75,796	-
Other	(2,109)	94	91,150	309
Interest expense	(317,637)	(257,186)	(625,157)	(515,343)

Total other income (expenses), net	(282,923)	(257,092)	(458,211)	(515,034)

Net loss	$(289,884)	$(270,362)	$(654,562)	$(648,242)

Net loss per share
(Basic and fully diluted)	$(0.03)	$(0.04)	$(0.06)	$(0.09)

Weighted average number of common shares outstanding	10,734,025	7,039,405	10,734,025	7,035,533

The accompanying notes are an integral part of these consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the Six Months Ended June 30, 2017 and 2016

	2017	2016

Cash Flows From Operating Activities:
Net loss	$(654,562)	$(648,242)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	920,965	638,924
Amortization of deferred loan fees	68,119	60,654
Gain on disposal of real estate	(75,796)	-
Changes in operating assets and liabilities:
Rent and other receivables	(363,794)	1,831
Other assets	(115,539)	(149,144)
Accounts payable and accrued liabilities	(24,725)	90,941
Resident security deposits	136,869	1,333
Net cash used in operating activities	(108,463)	(3,703)

Cash Flows From Investing Activities:
Acquisitions of single-family residential properties	(10,039,852)	-
Capital improvements for single-family residential properties	(354,414)	(224,805)
Proceeds from disposition of single-family residential property	205,027	-
Lease origination costs	(174,715)	(53,030)
Refunds of escrow deposits	105,500	143,901
Net cash used in investing activities	(10,258,454)	(133,934)

Cash Flows From Financing Activities:
Proceeds from note payable	5,020,000	-
Payments of notes payable	(258,266)	(957)
Payment of loan fees	(124,196)	-
Payments of deferred stock issuance costs	(331,302)	(121,278)
Net cash provided by (used in) financing activities	4,306,236	(122,235)

Net Decrease In Cash	(6,060,681)	(259,872)
Cash at the Beginning of the Period	10,044,977	2,140,298

Cash at the End of the Period	$3,984,296	$1,880,426

Supplemental Disclosure:

Cash paid for interest	$543,602	$455,284

The accompanying notes are an integral part of these consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2017 and 2016

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

As of June 30, 2017, the Company owned 754 single-family homes in the Houston, Jacksonville, Memphis, Birmingham, and Atlanta metropolitan areas.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2016 Annual Report on Form 10-K filed with the SEC on March 24, 2017. The results of operations for the period ended June 30, 2017 are not necessarily indicative of the operating results for the full year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Reven Housing REIT OP, L.P., Reven Housing GP, LLC, Reven Housing REIT TRS, LLC, Reven Housing Georgia, LLC, Reven Housing Texas, LLC, Reven Housing Texas 2, LLC, Reven Housing Florida, LLC, Reven Housing Florida 2, LLC, Reven Housing Alabama, LLC and Reven Housing Tennessee, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

June 30, 2017 and 2016

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which changed the definition of a business and will now require management to determine whether substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. When this is the case, the transferred assets and activities are not considered to be a business. This determination is important as the accounting treatment for business combinations and asset acquisitions differs since transactions costs are expensed in a business combination and capitalized in an asset acquisition. The guidance is effective for public companies for annual reporting periods beginning after December 15, 2017, and for interim periods within those annual periods, with early adoption permitted. The Company adopted this guidance as of January 1, 2017, on a prospective basis, which results in our leased properties no longer meeting the definition of a business. Based on this guidance, our current 2017 acquisitions are treated as asset acquisitions and are recorded at their purchase price, and the purchase price is allocated between land, building, improvements and existing leases based upon their relative fair values at the date of acquisition. The purchase price for purposes of this allocation is inclusive of acquisition costs which typically include legal fees, title fees, property inspection and valuation fees, as well as other closing costs.

Building improvements and buildings are depreciated over estimated useful lives of approximately 10 to 27.5 years, respectively, using the straight-line method. Lease origination costs are amortized over the average remaining term of the in-place leases which is generally less than one year. Maintenance and repair costs are charged to expenses as incurred.

The Company assesses its investments in single-family residential properties for impairment whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company did not recognize any impairment losses for the six months ended June 30, 2017 and 2016.

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

Rents and Other Receivables

Rents and other receivables represent the amount of rent receivables, security deposits and net rental funds which are held by the property managers on behalf of the Company, net of any allowance for amounts deemed uncollectible. The Company has not recognized any allowance for doubtful accounts as of June 30, 2017 and December 31, 2016.

Escrow Deposits

Escrow deposits include refundable and non-refundable cash and earnest money on deposit with third parties for future property purchases. However, not all of these properties are certain to be acquired because properties may fall out of escrow through the closing process for various reasons. The Company had no outstanding escrow deposits as of June 30, 2017.

Deferred Loan Fees

Costs incurred in the placement of the Company’s notes payable are deferred and amortized using the effective interest method over the term of the respective notes as a component of interest expense on the consolidated statements of operations and presented as an offset to notes payable on the consolidated balance sheets.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2017 and 2016

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

Resident Security Deposits

Resident security deposits represent amounts deposited by tenants at the inception of the lease. As of June 30, 2017 and December 31, 2016, the Company had $689,567 and $552,698, respectively, in resident security deposits. Security deposits are refundable, net of any outstanding charges and fees, upon expiration of the underlying lease.

Revenue Recognition

Residential properties are leased to tenants under short term rental agreements of generally one year and revenue is recognized over the lease term on a straight-line basis.

Reclassifications

The Company has reclassified certain prior period amounts to conform to the current period’s presentation.

Income Taxes

The Company intends to elect to be taxed as a real estate investment trust (“REIT”), as defined in the Internal Revenue Code, commencing for the year ending December 31, 2017. Accordingly, the Company does not expect to be subject to federal income tax, provided that it continues to qualify as a REIT and distributions to the stockholders equal or exceed REIT taxable income.

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

A total of 496,359 shares have been issued under the 2012 plan as of June 30, 2017.

Net Loss Per Share

Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any) are not included in the computation if the effect would be anti-dilutive and would increase earnings or decrease loss per share. For the six months ended June 30, 2017 and 2016, potentially dilutive securities excluded from the calculations were 263,588 shares issuable upon exercise of outstanding warrants granted in prior years.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2017 and 2016

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

June 30, 2017 and 2016

NOTE 3. INVESTMENTS IN SINGLE-FAMILY RESIDENTIAL PROPERTIES

The following table summarizes the Company’s investments in single-family residential properties. The homes are generally leased to individual tenants under leases with terms of one year or less.

				Investments in
				Single-Family
	Number		Buildings and	Residential
	of Homes	Land	Improvements	Properties, Gross

Total at December 31, 2016	624	$8,579,550	$39,419,038	$47,998,588

Purchases, improvements, sales during 2017:
Birmingham, AL	68	1,065,000	4,196,572	5,261,572
Atlanta, GA	38	270,000	2,434,699	2,704,699
Memphis, TN	26	523,250	1,636,666	2,159,916
Houston, TX	-	-	103,428	103,428
Houston, TX (sale)	(1)	(12,645)	(52,091)	(64,736)
Jacksonville, FL	-	-	164,651	164,651
Jacksonville, FL (sale)	(1)	(10,908)	(66,468)	(77,376)

Total at June 30, 2017	754	$10,414,247	$47,836,495	$58,250,742

NOTE 4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At June 30, 2017 and December 31, 2016, accounts payable and accrued liabilities consisted of the following:

	2017	2016

Accounts payable	$109,115	$248,456
Real estate taxes payable	685,890	667,811
Accrued compensation, board fees and other	383,601	300,500
Interest payable	79,904	66,468
	$1,258,510	$1,283,235

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2017 and 2016

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

On April 4, 2017, the Company entered into loan modification agreements with the regional bank on the other four notes mentioned in the summary below whereby the interest rate on all four loans was modified from a rate of 1% over the prime rate to a fixed rate of 4.5% per annum. Principal and interest payments will be made monthly based on a 25 year amortization period with the remaining unpaid principal on all four loans due on April 5, 2020. The loans have a prepayment penalty of 2% during the first year and 1% during the following year on amounts paid in excess of the scheduled amortization. The loans are secured by deeds of trust encumbering homes in each specified area.

A summary of the Company’s notes payable as of June 30, 2017 and December 31, 2016 is as follows:

	2017	2016
Note
Reven Housing Texas, LLC	$7,394,100	$7,502,504
Reven Housing Texas 2, LLC	4,968,598	-
Reven Housing Tennessee, LLC	3,873,350	3,908,829
Reven Housing Florida, LLC	3,481,238	3,526,794
Reven Housing Florida 2, LLC	4,858,473	4,875,898
	24,575,759	19,814,025
Less deferred loan fees, net	(415,725)	(359,648)
Notes payable, net	$24,160,034	$19,454,377

Costs incurred in the placement of the Company’s debt are deferred and amortized using the effective interest method over the term of the loans as a component of interest expense on the consolidated statements of operations. The amount of unamortized fees are deducted from the remaining principal amount owed on the corresponding notes payable. Unamortized deferred loan costs and fees totaled $415,725 and $359,648 as of June 30, 2017 and December 31, 2016, respectively.

During the three months ended June 30, 2017 and 2016, the Company incurred $317,637 and $257,186, respectively, of interest expense related to the notes payable, which includes $35,502 and $30,327, respectively, of amortization of deferred loan fees. During the six months ended June 30, 2017 and 2016, the Company incurred $625,157 and $515,343, respectively, of interest expense related to the notes payable, which includes $68,119 and $60,654, respectively, of amortization of deferred loan fees.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2017 and 2016

NOTE 6. STOCKHOLDERS’ EQUITY AND STOCK COMPENSATION

On October 16, 2014, the Company issued 425,000 shares of the Company’s common stock under the 2012 Plan to certain officers and consultants of the Company. The shares issued are subject to restrictions and future vesting conditions based on the Company reaching certain future milestones. During the year ended December 31, 2016, 106,250 of these shares became vested upon the achievement of certain milestones related to our public offering of common stock mentioned above. None of the remaining 318,750 shares were vested as of the date of this report. Compensation expense will be recognized in the applicable future periods on these unvested shares should the applicable milestones be achieved in accordance with the vesting schedule. There is no assurance that these milestones will in fact be achieved and that the shares will in fact vest in the future.

The Company has outstanding warrants that allow holders to purchase up to 263,588 shares at an exercise price of $4.00 per share.  The warrants will expire on September 27, 2018, if not exercised prior to that date.

NOTE 7. INCOME TAXES

The Company intends to elect REIT status effective for the year ended December 31, 2017. The Company will generally not be subject to income taxes assuming it complies with the specific rules applicable to REITs.

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

NOTE 9. COMMITMENTS AND CONTINGENCIES

Legal and Regulatory

The Company is subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of the Company’s business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements and, therefore, no accrual has been recorded as of the periods ended June 30, 2017 and 2016.

NOTE 10. SUBSEQUENT EVENTS

On August 1, 2017, through a wholly owned subsidiary, the Company received loan proceeds and issued a promissory note in the principal amount of $1,793,633 to a regional bank secured by the Company’s homes located in Georgia. Interest accrues at a fixed rate of 4.5% and monthly principal and interest payments will be made based on a 25-year amortization period with the remaining unpaid principal due July 5, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016. This discussion and analysis contains forward-looking statements based upon our current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set further under Part I. Item 1A. “Risk Factors” in our most recent Annual Report on Form 10-K as uupdated by our other periodic reporting.

Overview

We are an internally managed Maryland corporation that engages in the acquisition, ownership and operation of portfolios of leased single family homes in the United States. We operate our portfolio properties as single family rentals, or SFRs, and we generate most of our revenue from rental income from the existing tenants of the SFRs we have acquired. We intend to elect to be taxed as a real estate investment trust, or REIT, for federal income tax purposes commencing with our taxable year ended December 31, 2017.

As of June 30, 2017, we have invested an aggregate of approximately $58.3 million and own a total of 754 homes, of which 264 homes are in the Houston, Texas metropolitan area, 255 homes are in the Jacksonville, Florida metropolitan area, 120 homes are in the Memphis, Tennessee metropolitan area (with two of the Memphis homes located just across the border in Mississippi), 68 homes are in the Birmingham, Alabama metropolitan area, and 47 homes are in the Atlanta, Georgia metropolitan area.

We intend to expand our acquisitions to other select markets in the United States that fit our investment criteria as we continue to evaluate new investment opportunities in different markets. As of June 30, 2017, our portfolio properties were 97.5% occupied. All of our portfolio properties have been acquired from available cash and with the proceeds from our secured loan transactions with banks pursuant to which we had an outstanding principal amount owed of $24,575,759 as of June 30, 2017. Our loan transactions are secured by first priority liens and related rents on specific portfolios of our homes.

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

Property Portfolio

The following tables represent our investment in the homes as of June 30, 2017:

Total Portfolio of Single-Family Homes — Summary Statistics
(as of June 30, 2017)
Market	No. of Homes	Aggregate Investment	Average Investment per Home	Properties Leased	Properties Vacant	Portfolio Occupancy Rate	Average Age (years)	Average Size (sq. ft.)	Average Monthly Rent	Average Remaining Lease Term (Months)
Atlanta, Georgia	47	$3,373,167	$71,770	47	0	100.0%	29	1,453	$883	2.2
Birmingham, Alabama	68	5,261,572	77,376	68	0	100.0%	48	1,297	877	6.7
Houston, Texas	264	22,281,526	84,400	260	4	98.5%	48	1,453	1,094	5.6
Jacksonville, Florida	255	17,790,733	69,768	242	13	94.9%	54	1,289	897	6.5
Memphis, Tennesee	120	9,543,744	79,531	118	2	98.3%	43	1,675	987	10.5
Totals	754	$58,250,742	$77,256	735	19	97.5%	48	1,419	$978	6.6

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The following table sets forth a comparison of the results of operations for the three months ended June 30, 2017 and 2016:

			$	%
	2017	2016	Change	Change

Revenue:
Rental income	$2,029,504	$1,394,136	$635,368	45.6%

Expenses:
Property operating and maintenance	586,070	399,506	186,564	46.7%
Real estate taxes	370,088	214,929	155,159	72.2%
Depreciation and amortization	479,240	313,508	165,732	52.9%
General and administration	601,067	479,463	121,604	25.4%

Total expenses	2,036,465	1,407,406	629,059	44.7%

Operating loss	(6,961)	(13,270)	6,309	-47.5%

Other income (expenses):
Net gain on sale of residential properties	36,823	-	36,823	-
Other income	(2,109)	94	(2,203)	-
Interest expense	(317,637)	(257,186)	(60,451)	23.5%

Total other income (expenses), net	(282,923)	(257,092)	(25,831)	10.0%

Net loss	$(289,884)	$(270,362)	$(19,522)	7.2%

For the three months ended June 30, 2017, we had total rental income of $2,029,504 compared to total rental income of $1,394,136 for the three months ended June 30, 2016. The increase is due primarily to an increase in the number of homes owned during the 2017 period when compared to the number of homes owned during the three months ended June 30, 2016. As of June 30, 2017, we owned 754 homes, and at June 30, 2016 we owned 527 homes.

As of June 30, 2017, 735, or approximately 97.5%, of our 754 homes were occupied. During the three months ended June 30, 2017, we had 43 home leases turnover, which represented approximately 5.7% of our end of the quarter portfolio. As of June 30, 2016, 487, or approximately 92.4%, of our 527 homes were occupied. During the quarter ended June 30, 2016, we had 40 home leases turnover, which represented approximately 7.6% of our end of the quarter portfolio.

For the three months ended June 30, 2017, we had property operating and maintenance expenses of $586,070 compared to $399,506 for the corresponding prior year period. Property operating and maintenance expenses consist of insurance, property management fees paid to third parties, repairs and maintenance costs, home owner association fees, and other miscellaneous property costs. Real estate taxes for the three months ended June 30, 2017 were $370,088 compared to $214,929 for the three months ended June 30, 2016. The increase in property operating, maintenance expenses from 2016 to 2017 reflects the corresponding increase in our inventory of single family homes. The increase in real estate taxes from 2016 to 2017 is based on an increase in our inventory of single family homes and an increase in our provision for 2017 real estate taxes due to preliminary indications of tax assessment values increases in excess of our historical annual increases. These increases our due to strong market value increases for many of our homes since our initial purchase. We had net operating income from rentals of $1,073,346 for the three months ended June 30, 2017 compared to net operating income from rentals of $779,701 in the corresponding prior year period. This resulted in a net operating income margin of approximately 52.9% in 2017 compared to a net operating income margin of 55.9% in 2016. The margin percentage decrease is due primarily to the increase in real estate taxes as a percentage of total income.

Depreciation and amortization on our home investments increased to $479,240 for the three months ended June 30, 2017 compared to $313,508 in 2016, reflecting the corresponding increase in our inventory of single family homes.

General and administrative expenses for the three months ended June 30, 2017 totaled $601,067 compared to general and administrative expenses of $479,463 for the corresponding prior year period. General and administrative expenses consist of personnel costs, outside director fees, occupancy fees, public company filing fees, legal, accounting, and other general expenses. The increase in our general and administrative expenses is due primarily to an increase in legal, accounting, and miscellaneous travel and promotional expense in 2017 when compared to 2016, due to an increase in acquisition and promotional activities in the current period.

The above results in total expenses of $2,036,465 for the three months ended June 30, 2017 resulting in an operating loss for the three months ended June 30, 2017 of $6,961, compared to total expenses of $1,407,406 for the three months ended June 30, 2016 and a corresponding operating loss of $13,270 for the three months ended June 30, 2016.

We sold one residential property during the three months ended June 30, 2017 for a gain of $36,823. There were no corresponding sales during the three months ended June 30, 2016. Other expense was $2,109 for the three months ended June 30, 2017 as compared to other income of $94 for the three months ended June 30, 2016. Interest expense on our notes payable was $317,637 for the three months ended June 30, 2017 compared to $257,186 for the three months ended June 30, 2016. The increase is primarily due to higher note payable balances for the three months ended June 30, 2017 when compared to the corresponding period in 2016. This resulted in net other expense of $282,923 for the three months ended June 30, 2017 compared to a net other expense of $270,362 for the three months ended June 30, 2016.

Net loss for the three months ended June 30, 2017 was $289,884. The net loss for the three months ended June 30, 2016 was $270,362. The weighted average number of shares outstanding for the three months ended June 30, 2017 increased to 10,737,025 from 7,039,405 for the three months ended June 30, 2016 resulting in a net loss per share of $0.03 for the three months ended June 30, 2017 and a net loss per share of $0.04 for the three months ended June 30, 2016. The increase in weighted average number of shares outstanding was due to the completion of our public offering during 2016.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The following table sets forth a comparison of the results of operations for the six months ended June 30, 2017 and 2016:

			$	%
	2017	2016	Change	Change

Revenue:
Rental income	$3,770,813	$2,772,899	$997,914	36.0%

Expenses:
Property operating and maintenance	1,101,631	800,742	300,889	37.6%
Real estate taxes	642,170	428,092	214,078	50.0%
Depreciation and amortization	920,965	638,924	282,041	44.1%
General and administration	1,302,398	980,486	321,912	32.8%
Acquisition costs	-	57,863	(57,863)	-100.0%

Total expenses	3,967,164	2,906,107	1,061,057	36.5%

Operating loss	(196,351)	(133,208)	(63,143)	47.4%

Other income (expenses):
Net gain on sale of residential properties	75,796	-	75,796	-
Other income	91,150	309	90,841	-
Interest expense	(625,157)	(515,343)	(109,814)	21.3%

Total other income (expenses), net	(458,211)	(515,034)	56,823	-11.0%

Net loss	$(654,562)	$(648,242)	$(6,320)	1.0%

For the six months ended June 30, 2017, we had total rental income of $3,770,813 compared to total rental income of $2,772,899 for the six months ended June 30, 2016. The increase in total rental and other income is due primarily to the increase in rental homes owned for the 2017 time period as compared to 2016.

For the six months ended June 30, 2017, we had property operating and maintenance expenses of $1,101,631 compared to $800,742 for the six months ended June 30, 2016. Real estate taxes for the six months ended June 30, 2017 were $642,170 compared to $428,092 for the six months ended June 30, 2016. The increase in real estate taxes from 2016 to 2017 is due to a corresponding increase in our inventory of single family homes, and increase in tax assessments due to fair market value increases in our homes when compared to historical tax assessments.

We had net operating income from rentals of $2,027,012 for the first six months of 2017 compared to net operating income from rentals of $1,544,065 in the corresponding prior year’s period. The increase in net operating income is due primarily to the increase in rental homes owned during the current 2016 period. This results in a net operating income margin of approximately 53.8% in 2017 compared to a net operating income margin of 55.7% in 2016.

Depreciation and amortization increased to $920,965 during the six months ended June 30, 2017 compared to $638,924 during the six months ended June 30, 2016, reflecting the corresponding increase in our inventory of single family homes.

General and administrative expenses for the six months ended June 30, 2017 totaled $1,302,398 compared to general and administrative expenses of $980,486 for the prior year period. The increase in our general and administrative expenses is due primarily to an increase in legal, accounting, and miscellaneous travel and promotional expense in 2017 when compared to 2016, due to an increase in acquisition and promotional activities in the current period.

Real estate acquisition costs for the six months ended June 30, 2016 totaled $57,863. Due to new accounting guidance, our purchase of portfolios of rented single family homes are now considered to be asset purchases, thus corresponding acquisition costs will now be capitalized as part of our purchase price of the single family residential properties acquired. Thus, there were no real estate acquisition costs expensed for the six months ended June 30, 2017. Real estate acquisition costs consist primarily of closing costs, due diligence costs and reports, and legal and accounting fees relating to our acquisitions of single family homes.

We sold two residential properties during the six months ended June 30, 2017 for a gain of $75,796. There were no corresponding sales during the six months ended June 30, 2016. Other income was $91,150 for the six months ended June 30, 2017 and included a casualty gain of $82,987, as compared to other income of $309 for the six months ended June 30, 2016. Interest expense on our notes payable was $625,157 for the six months ended June 30, 2017 compared to $515,343 for the six months ended June 30, 2016. The increase is primarily due to higher note payable balances for the six months ended June 30, 2017 when compared to the corresponding period in 2016. This resulted in net other expense of $458,211 for the six months ended June 30, 2017 compared to a net other expense of $515,034 for the six months ended June 30, 2016.

Net loss for the six months ended June 30, 2017 was $654,562. The net loss for the six months ended June 30, 2016 was $648,242. The weighted average number of shares outstanding for the six months ended June 30, 2017 increased to 10,734,025 from 7,035,533 for the six months ended June 30, 2016, resulting in a net loss per share of $0.06 for the six months ended June 30, 2017 and a net loss per share of $0.09 for the six months ended June 30, 2016.

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

Our liquidity and capital resources as of June 30, 2017 consisted primarily of cash of $3,984,296. We believe our current liquidity and the expected cash flows from operations will be sufficient to fund the present level of our operations through June 30, 2018. However, our future acquisition activity will depend primarily on our ability to raise funds from the further issuance of shares of our common stock or units of our operating partnership combined with new loan transactions secured by our current and future home inventories. In order to purchase additional single family homes, we intend to opportunistically utilize the capital markets to raise additional capital, including through the issuance of debt and equity securities, but there can be no assurance that we will be able to access adequate liquidity sources on favorable terms, or at all.

Credit Facilities

On January 31, 2017, we borrowed $5,020,000 from a regional bank pursuant to our issuance of a promissory note secured by deeds of trust in the principal amount of $5,020,000. Principal and accrued interest are payable in 60 consecutive monthly installments of $31,759 on the first day of the month until January 31, 2022 when the entire amount of principal and interest remaining unpaid will be payable. Interest accrues and is payable monthly on the loan at the rate equal to four and one-half percent (4.50%) per annum until maturity. The loan is secured by first priority liens on 97 homes in the Houston, Texas metropolitan area. The note and the deeds of trust contain customary terms and conditions, including, without limitation, customary events of default and acceleration upon default, including defaults in the payment of principal or interest, defaults in compliance with the covenants and bankruptcy or other insolvency events.

On April 4, 2017, we entered into loan modification agreements where we modified the interest rate and amended the maturity period on our loans with another regional bank with a total current outstanding principal amount due of approximately $19,720,000. The modified loan agreement provides that monthly interest and principal payments will be made based on a fixed interest rate of 4.5% and an amortization period of 25 years. All unpaid principal will be due on April 5, 2020. The other terms remain generally unchanged. These loans are secured by first priority liens and related rents on our properties.

On August 1, 2017, we received loan proceeds and issued a promissory note in the principal amount of $1,793,633 to a regional bank secured by our homes located in Georgia. Interest accrues at a fixed rate of 4.5% and monthly principal and interest payments will be made based on a 25-year amortization period with the remaining unpaid principal due July 5, 2020.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2017 and 2016.

	2017	2016	Change
Net cash used in operating activities	(108,463)	(3,703)	(104,760)
Net cash used in investing activities	(10,258,454)	(133,934)	(10,124,520)
Net cash provided by (used in) financing activities	4,306,236	(122,235)	4,428,471

Change in cash	(6,060,681)	(259,872)	(5,800,809)

Operating Activities

We had net cash used in operating activities of $108,463 for the six months ended June 30, 2017. This resulted from a net loss of $654,562, adding back depreciation and amortization of $920,965, amortization of deferred loan fees of $68,119, and then deducting gain on sale of residential property of $75,796, and then decreasing the amount by the net change in operating assets and liabilities of $367,189.

We had net cash used in operating activities of $3,703 for the six months ended June 30, 2016. This resulted from a net loss of $648,242, adding back depreciation and amortization of $638,924 and amortization of deferred loan fees of $60,654, and then decreasing the amount by the net change in operating assets and liabilities of $55,039.

Investing Activities

During the six months ended June 30, 2017, we invested $10,039,852 in new homes, $354,414 in capital improvements for our homes, and $174,715 in lease origination costs. We received $205,027 of proceeds on the disposition of residential property and received $105,500 in refunds of escrow deposits for a total of $10,258,454 of cash used in investing activities.

During the six months ended June 30, 2016, we invested $224,805 in capital improvements and $53,030 in lease origination costs, and received $143,901 in refunds of escrow deposits for a total of $133,934 of cash used in investing activities.

Financing Activities

During the six months ended June 30, 2017, we had net cash provided by financing activities of $4,306,236 derived from $5,020,000 of proceeds from a note payable, less $258,266 of notes payable principal payments, less $124,196 of loan fees, less payments of deferred stock issuance costs of $331,302.

During the six months ended June 30,2016, we had net cash used in financing activities of $122,235 consisting of $957 in notes payable principal payments and $121,278 of payments of deferred stock issuance costs.

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

The following is a reconciliation of our NOI to net loss as determined in accordance with GAAP for the three and six month periods ended June 30, 2017 and 2016.

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss	$(289,884)	$(270,362)	$(654,562)	$(648,242)

Depreciation and amortization	479,240	313,508	920,965	638,924
General and administration	601,067	479,463	1,302,398	980,486
Acquisition costs	-	-	-	57,863
Interest expense and other income	282,923	257,092	458,211	515,034

Net operating income	$1,073,346	$779,701	$2,027,012	$1,544,065

Net operating income as a percentage of total revenue	52.9%	55.9%	53.8%	55.7%

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

Core Funds From Operations (or Core FFO) is a non-GAAP financial measure that we use as a supplemental measure of our performance. We believe that Core FFO is further helpful to investors as it provides a more consistent measurement of our performance across reporting periods by removing the impact of certain items that are not comparable from period to period. We adjust FFO for expensed acquisition fees and costs, share-based compensation, non-cash interest expense related to amortization of deferred financing costs, and certain other non-comparable costs to arrive at Core FFO.

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

The following table sets forth a reconciliation of our net loss as determined in accordance with GAAP and our calculations of FFO and Core FFO for the three and six months ended June 30, 2017 and 2016:

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss	$(289,884)	$(270,362)	$(654,562)	$(648,242)

Add back depreciation and amortization	479,240	313,508	920,965	638,924
Less gain on sale of residential property	(36,823)	-	(75,796)	-

Funds from (used in) operations	$152,533	$43,146	$190,607	$(9,318)

Add back noncash amortization of deferred loan fees	35,502	30,327	68,119	60,654
Less net casualty gain	-	-	(82,987)	-
Add back acquisition costs	-	-	-	57,863

Core funds from (used in) operations	$188,035	$73,473	$175,739	$109,199

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

As a “smaller reporting company” defined in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

Item 4.  Controls and Procedures.

Internal Control Over Financial Reporting

During the three months ended June 30, 2017, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (“Exchange Act”)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act as of June 30, 2017.  Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

PART II - OTHER INFORMATION

Item 6.   Exhibits.

Exhibit No.	Description	Method of Filing

10.1	Loan Modification Agreement dated April 14, 2017 between Reven Housing Texas, LLC and Silvergate Bank	Incorporated by reference from Registrant’s Registration Statement on Form S-11 filed on May 5, 2017

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2017	REVEN HOUSING REIT, INC.

/s/ Chad M. Carpenter
Chad M. Carpenter,
Chief Executive Officer
(Principal Executive Officer)

Dated: August 10, 2017	REVEN HOUSING REIT, INC.

/s/ THAD L. MEYEr
Thad L. Meyer,
Chief Financial Officer
(Principal Financial Officer)

