Form 10-Q
period 2017-09-30
Reven Housing REIT, Inc.
filed 2017-11-09
CIK 1487782

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2017

-OR-

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transaction period from _________ to ________

Commission File Number 001-37865

Reven Housing REIT, Inc.

(Exact name of Registrant in its charter)

Maryland	84-1306078
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

875 Prospect Street, Suite 304

La Jolla, CA 92037

(Address of principal executive offices)

Registrant's Telephone Number, Including Area Code:	(858) 459-4000

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

The number of outstanding shares of the registrant's common stock, as of October 31, 2017: 10,734,025

REVEN HOUSING REIT, INC.

FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 6. Exhibits	21

SIGNATURES	22

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

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2017 and December 31, 2016

	2017
	(unaudited)	2016

ASSETS

Investments in single-family residential properties:
Land	$10,429,647	$8,579,550
Buildings and improvements	45,612,136	39,419,038
	56,041,783	47,998,588
Accumulated depreciation	(4,114,171)	(2,853,049)
Investments in single-family residential properties, net	51,927,612	45,145,539

Cash	6,980,464	10,044,977
Rent and other receivables	674,086	246,378
Escrow deposits	32,390	105,500
Lease origination costs, net	363,873	329,395
Deferred stock issuance costs	556,604	-
Other assets, net	1,338,868	195,020

Total Assets	$61,873,897	$56,066,809

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities	$1,475,643	$1,283,235
Resident security deposits	679,409	552,698
Notes payable, net	26,904,604	19,454,377

Total Liabilities	29,059,656	21,290,310

Commitments and contingencies (Note 9)

Stockholders' Equity
Preferred stock, $.001 par value; 25,000,000 shares authorized;
No shares issued or outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized;
10,734,025 shares issued and outstanding at September 30, 2017
and December 31, 2016, respectively	10,734	10,734
Additional paid-in capital	41,677,465	41,677,465
Accumulated deficit	(8,873,958)	(6,911,700)

Total Stockholders' Equity	32,814,241	34,776,499

Total Liabilities and Stockholders' Equity	$61,873,897	$56,066,809

The accompanying notes are an integral part of these consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

For the Three and Nine Months Ended September 30, 2017 and 2016

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Revenue:
Rental income	$2,043,322	$1,381,080	$5,814,135	$4,153,979

Expenses:
Property operating and maintenance	593,339	406,475	1,694,969	1,207,217
Real estate taxes	346,669	230,165	988,839	658,256
Depreciation and amortization	537,968	326,029	1,458,933	964,953
General and administration	558,074	486,379	1,860,473	1,466,865
Noncash share-based compensation	-	425,000	-	425,000
Acquisition costs	-	18,265	-	76,129

Total expenses	2,036,050	1,892,313	6,003,214	4,798,420

Operating income (loss)	7,272	(511,233)	(189,079)	(644,441)

Other income (expenses):
Casualty loss, net	(978,181)	-	(895,194)	-
Gain on sale of residential property, net	-	-	75,796	-
Other	5,466	496	13,628	805
Interest expense	(342,253)	(260,506)	(967,410)	(775,849)

Total other income (expenses), net	(1,314,968)	(260,010)	(1,773,180)	(775,044)

Net loss	$(1,307,696)	$(771,243)	$(1,962,259)	$(1,419,485)

Net loss per share
(Basic and fully diluted)	$(0.12)	$(0.09)	$(0.18)	$(0.19)

Weighted average number of common shares outstanding	10,734,025	8,245,013	10,734,025	7,441,650

The accompanying notes are an integral part of these consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the Nine Months Ended September 30, 2017 and 2016

	2017	2016

Cash Flows From Operating Activities:
Net loss	$(1,962,259)	$(1,419,485)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	1,458,933	964,953
Noncash share-based compensation	-	425,000
Amortization of deferred loan fees	108,117	90,981
Casualty loss, net	895,194	-
Gain on sale of residential properties, net	(75,796)	-
Changes in operating assets and liabilities:
Rent and other receivables	(427,708)	(5,872)
Other assets	6,152	(44,734)
Accounts payable and accrued liabilities	192,408	(99,689)
Resident security deposits	126,711	3,925
Net cash provided by (used in) operating activities	321,752	(84,921)

Cash Flows From Investing Activities:
Acquisitions of single-family residential properties	(10,117,039)	-
Capital improvements for single-family residential properties	(668,268)	(364,823)
Proceeds from disposition of single-family residential property	205,027	-
Insurance proceeds received for property damages	554,806	-
Lease origination costs	(219,407)	(76,080)
Escrow deposits	73,110	51,401
Net cash used in investing activities	(10,171,771)	(389,502)

Cash Flows From Financing Activities:
Proceeds from issuance of shares	-	15,415,100
Proceeds from note payable	7,968,633	-
Payments of notes payable	(405,750)	(27,056)
Payment of loan fees	(220,773)	-
Payments of deferred stock issuance costs	(556,604)	(971,716)
Net cash provided by financing activities	6,785,506	14,416,328

Net (Decrease) Increase In Cash	(3,064,513)	13,941,905
Cash at the Beginning of the Period	10,044,977	2,140,298

Cash at the End of the Period	$6,980,464	$16,082,203

Supplemental Disclosure:

Cash paid for interest	$837,127	$685,544

The accompanying notes are an integral part of these consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

September 30, 2017 and 2016

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

As of September 30, 2017, the Company owned 755 single-family homes located in the Houston, Jacksonville, Memphis, Birmingham, and Atlanta metropolitan areas.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2016 Annual Report on Form 10-K filed with the SEC on March 24, 2017. The results of operations for the period ended September 30, 2017 are not necessarily indicative of the operating results for the full year.

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

September 30, 2017 and 2016

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which changed the definition of a business and now requires management to determine whether substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. When this is the case, the transferred assets and activities are not considered to be a business. This determination is important as the accounting treatment for business combinations and asset acquisitions differs since transactions costs are expensed in a business combination and capitalized in an asset acquisition. The guidance is effective for public companies for annual reporting periods beginning after December 15, 2017, and for interim periods within those annual periods, with early adoption permitted. The Company adopted this guidance as of January 1, 2017, on a prospective basis, which results in our leased properties no longer meeting the definition of a business. Based on this guidance, our current 2017 acquisitions are treated as asset acquisitions and are recorded at their purchase price, and the purchase price is allocated between land, building, improvements and existing leases based upon their relative fair values at the date of acquisition. The purchase price for purposes of this allocation is inclusive of acquisition costs which typically include legal fees, title fees, property inspection and valuation fees, as well as other closing costs.

Building improvements and buildings are depreciated over estimated useful lives of approximately 10 to 27.5 years, respectively, using the straight-line method. Lease origination costs are amortized over the average remaining term of the in-place leases which is generally less than one year. Maintenance and repair costs are charged to expenses as incurred.

The Company assesses its investments in single-family residential properties for impairment whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company did not recognize any impairment losses for the nine months ended September 30, 2017 and 2016.

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

Rents and Other Receivables

Rents and other receivables primarily represent the amount of security deposits and net rental funds which are held by the property managers on behalf of the Company.

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

September 30, 2017 and 2016

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Stock Issuance Costs

Deferred stock issuance costs represent amounts paid for legal, consulting, and other offering expenses in conjunction with the future raising of additional capital to be completed. These costs are netted against additional paid-in capital as a cost of the stock issuance upon closing of the respective stock placement.

Resident Security Deposits

Resident security deposits represent amounts deposited by tenants at the inception of the lease. As of September 30, 2017 and December 31, 2016, the Company had $679,409 and $552,698, respectively, in resident security deposits. Security deposits are refundable, net of any outstanding charges and fees, upon expiration of the underlying lease.

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

A total of 496,359 shares have been issued under the 2012 plan as of September 30, 2017.

Net Loss Per Share

Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any) are not included in the computation if the effect would be anti-dilutive and would increase earnings or decrease loss per share. For the nine months ended September 30, 2017 and 2016, potentially dilutive securities excluded from the calculations were 263,588 shares issuable upon exercise of outstanding warrants granted in prior years.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

September 30, 2017 and 2016

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU include multiple provisions intended to simplify various aspects of the accounting for share-based payments. The guidance will be effective for annual reporting periods beginning after December 15, 2016, and for interim reporting periods within those annual periods, with early adoption permitted. The Company adopted this ASU effective January 1, 2017 and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

September 30, 2017 and 2016

NOTE 3. INVESTMENTS IN SINGLE-FAMILY RESIDENTIAL PROPERTIES

The following table summarizes the Company’s investments in single-family residential properties. The homes are generally leased to individual tenants under leases with terms of one year or less.

				Investments in
				Single-Family
				Residential
	Number of Homes	Land	Buildings and Improvements	Properties, Gross

Total at December 31, 2016	624	$8,579,550	$39,419,038	$47,998,588

Acquisitions	133	1,873,650	8,243,389	10,117,039
Improvements	-	-	668,268	668,268
Sales	(2)	(23,553)	(118,559)	(142,112)
Loss due to property damage	-	-	(2,600,000)	(2,600,000)

Total at September 30, 2017	755	$10,429,647	$45,612,136	$56,041,783

Hurricane Harvey and Hurricane Irma

During the quarter ended September 30, 2017, a significant number of the Company’s properties in Houston, TX and Jacksonville, FL incurred storm related damages from Hurricane Harvey and Hurricane Irma. The Company has estimated the damages to the properties to be approximately $2.6 million and has reduced its carrying value of its homes by that amount. The Company has estimated that approximately $1,650,000 of the damages will be reimbursed in accordance with the Company’s insurance policies. The remaining $950,000 of repair costs represents amounts that will be paid by the Company from its available cash balances and are due to applicable deductible costs and uninsured costs. This amount has been included in casualty losses, net in the statement of operations and has been combined with the results from other minor pre-storm casualty gains and losses.

The Company received approximately $500,000 for Hurricane Harvey and Hurricane Irma related damages from its insurers during the period ended September 30, 2017 and the remaining $1,150,000 expected to be recovered has been included in other assets.

The Company is actively repairing all of its damaged homes in both Houston, TX and Jacksonville, FL and anticipates that all properties will be restored to their original operating condition or better.

NOTE 4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At September 30, 2017 and December 31, 2016, accounts payable and accrued liabilities consisted of the following:

	2017	2016

Accounts payable	$107,459	$248,456
Real estate taxes payable	898,590	667,811
Accrued compensation, board fees and other	380,960	300,500
Interest payable	88,634	66,468
	$1,475,643	$1,283,235

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

September 30, 2017 and 2016

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

On April 4, 2017, the Company entered into loan modification agreements with the regional bank on four notes mentioned in the summary below whereby the interest rate on all four loans was modified from a rate of 1% over the prime rate to a fixed rate of 4.5% per annum. Principal and interest payments will be made monthly based on a 25 year amortization period with the remaining unpaid principal on all four loans due on April 5, 2020. The loans have a prepayment penalty of 2% during the first year and 1% during the following year on amounts paid in excess of the scheduled amortization. The loans are secured by deeds of trust encumbering homes in each specified area.

On August 1, 2017, Reven Housing Georgia, LLC, a wholly owned subsidiary of the Company, received loan proceeds and issued a promissory note in the principal amount of $1,793,633 to a regional bank secured by the Company’s homes located in Georgia. Interest accrues at a fixed rate of 4.5% and monthly principal and interest payments will be made based on a 25-year amortization period with the remaining unpaid principal due July 5, 2020.

On August 22, 2017, Reven Housing Tennessee, LLC, a wholly owned subsidiary of the Company, received loan proceeds and issued an additional promissory note in the principal amount of $1,155,000 to a regional bank secured by 28 of the Company’s homes located in Tennessee. Interest accrues at a fixed rate of 4.5% and monthly principal and interest payments will be made based on a 25-year amortization period with the remaining unpaid principal due September 5, 2020.

A summary of the Company’s notes payable as of September 30, 2017 and December 31, 2016 is as follows:

	2017	2016	Interest Rate	Maturity Date
Note
Reven Housing Texas, LLC	$7,353,791	$7,502,504	4.50%	April, 2020
Reven Housing Texas 2, LLC	4,930,318	-	4.50%	Jan, 2022
Reven Housing Tennessee, LLC	3,852,432	3,908,829	4.50%	April, 2020
Reven Housing Florida, LLC	3,462,437	3,526,794	4.50%	April, 2020
Reven Housing Florida 2, LLC	4,832,383	4,875,898	4.50%	April, 2020
Reven Housing Georgia, LLC	1,790,547	-	4.50%	July, 2020
Reven Housing Tennessee, LLC	1,155,000	-	4.50%	Sept, 2020
	27,376,908	19,814,025
Less deferred loan fees, net	(472,304)	(359,648)
Notes payable, net	$26,904,604	$19,454,377

Costs incurred in the placement of the Company’s debt are deferred and amortized using the effective interest method over the term of the loans as a component of interest expense on the consolidated statements of operations. The amount of unamortized fees are deducted from the remaining principal amount owed on the corresponding notes payable. Unamortized deferred loan costs and fees totaled $472,304 and $359,648 as of September 30, 2017 and December 31, 2016, respectively.

During the three months ended September 30, 2017 and 2016, the Company incurred $342,253 and $260,506, respectively, of interest expense related to the notes payable, which includes $39,998 and $30,327, respectively, of amortization of deferred loan fees. During the nine months ended September 30, 2017 and 2016, the Company incurred $967,410 and $775,849, respectively, of interest expense related to the notes payable, which includes $108,117 and $90,981, respectively, of amortization of deferred loan fees.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

September 30, 2017 and 2016

NOTE 6. STOCKHOLDERS’ EQUITY AND STOCK COMPENSATION

On October 16, 2014, the Company issued 425,000 shares of the Company’s common stock under the 2012 Plan to certain officers and consultants of the Company. The shares issued are subject to restrictions and future vesting conditions based on the Company reaching certain future milestones. During the year ended December 31, 2016, 106,250 of these shares became vested upon the achievement of certain milestones related to our public offering of common stock in 2016. None of the remaining 318,750 shares were vested as of the issuance date. Compensation expense will be recognized in the applicable future periods on these unvested shares should the applicable milestones be achieved in accordance with the vesting schedule. There is no assurance that these milestones will in fact be achieved and that the shares will in fact vest in the future.

The Company has outstanding warrants that allow holders to purchase up to 263,588 shares at an exercise price of $4.00 per share.  The warrants will expire on September 27, 2018, if not exercised prior to that date.

NOTE 7. INCOME TAXES

The Company intends to elect REIT status effective for the year ended December 31, 2017. The Company is generally not subject to income taxes assuming it complies with the specific rules applicable to REITs.

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

NOTE 9. COMMITMENTS AND CONTINGENCIES

Legal and Regulatory

The Company is subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of the Company’s business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements and, therefore, no accrual has been recorded as of the periods ended September 30, 2017 and 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016. This discussion and analysis contains forward-looking statements based upon our current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set further under Part I. Item 1A. “Risk Factors” in our most recent Annual Report on Form 10-K as updated by our other periodic reporting.

Overview

We are an internally managed Maryland corporation that engages in the acquisition, ownership and operation of portfolios of leased single-family homes in the United States. We operate our portfolio properties as single family rentals, or SFRs, and we generate most of our revenue from rental income from the existing tenants of the SFRs we have acquired. We intend to elect to be taxed as a real estate investment trust, or REIT, for federal income tax purposes commencing with our taxable year ended December 31, 2017.

As of September 30, 2017, we have invested an aggregate of approximately $56.0 million and own a total of 755 homes, of which 264 homes are in the Houston, Texas metropolitan area, 255 homes are in the Jacksonville, Florida metropolitan area, 120 homes are in the Memphis, Tennessee metropolitan area (with two of the Memphis homes located just across the border in Mississippi), 69 homes are in the Birmingham, Alabama metropolitan area, and 47 homes are in the Atlanta, Georgia metropolitan area.

We intend to expand our acquisitions to other select markets in the United States that fit our investment criteria as we continue to evaluate new investment opportunities in different markets. As of September 30, 2017, our portfolio properties were 93.9% occupied. All of our portfolio properties have been acquired from available cash and with the proceeds from our secured loan transactions with banks pursuant to which we had an outstanding principal amount owed of approximately $27.4 million as of September 30, 2017. Our loan transactions are secured by first priority liens and related rents on specific portfolios of our homes.

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

Hurricane Harvey and Hurricane Irma

During the quarter ended September 30, 2017, a significant number of our properties in Houston and Jacksonville incurred storm related damages from Hurricane Harvey and Hurricane Irma. We have estimated our storm related damages to be approximately $2,600,000. The amount that is expected to be reimbursed under the terms of our insurance policies is estimated to be approximately $1,650,000. The remaining $950,000 of repair costs represents amounts we will fund from our available cash balances and are due to applicable deductible costs and uninsured costs relating to the storms. This amount has been included in casualty losses, net, in our accompanying statement of operations.

The Company is actively repairing its damaged homes in both Houston and Jacksonville and anticipates that all properties will be restored to their original operating condition or better.

Property Portfolio

The following tables represent our investment in the homes as of September 30, 2017:

Total Portfolio of Single-Family Homes — Summary Statistics
(as of September 30, 2017)
Market	No. of Homes	Aggregate Investment	Average Investment per Home	Properties Leased	Properties Vacant	Portfolio Occupancy Rate	Average Age (years)	Average Size (sq. ft.)	Average Monthly Rent	Average Remaining Lease Term (Months)
Atlanta, Georgia	47	$3,393,629	$72,205	44	3	93.6%	29	1,453	$897	3.8
Birmingham, Alabama	69	5,344,358	77,454	68	1	98.6%	48	1,293	869	4.2
Houston, Texas	264	20,968,489	79,426	250	14	94.7%	48	1,453	1,100	3.7
Jacksonville, Florida	255	16,759,643	65,724	235	20	92.2%	54	1,289	908	7.2
Memphis, Tennesee	120	9,575,664	79,797	112	8	93.3%	43	1,675	997	10.1
Totals	755	$56,041,783	$74,228	709	46	93.9%	48	1,418	$985	5.9

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The following table sets forth a comparison of the results of operations for the three months ended September 30, 2017 and 2016:

			$	%
	2017	2016	Change	Change

Revenue:
Rental income	$2,043,322	$1,381,080	$662,242	48.0%

Expenses:
Property operating and maintenance	593,339	406,475	186,864	46.0%
Real estate taxes	346,669	230,165	116,504	50.6%
Depreciation and amortization	537,968	326,029	211,939	65.0%
General and administration	558,074	486,379	71,695	14.7%
Noncash share-based compensation	-	425,000	(425,000)	-100.0%
Acquisition costs	-	18,265	(18,265)	-100.0%

Total expenses	2,036,050	1,892,313	143,737	7.6%

Operating income (loss)	7,272	(511,233)	518,505	-101.4%

Other income (expenses):
Casualty loss, net	(978,181)	-	(978,181)
Net gain on sale of residential properties	-	-	-
Other income	5,466	496	4,970
Interest expense	(342,253)	(260,506)	(81,747)	-31.4%

Total other income (expenses), net	(1,314,968)	(260,010)	(1,054,958)	-405.7%

Net loss	$(1,307,696)	$(771,243)	$(536,453)	-69.6%

For the three months ended September 30, 2017, we had total rental income of $2,043,322 compared to total rental income of $1,381,080 for the three months ended September 30, 2016. The increase is due primarily to an increase in the number of homes owned during the 2017 period when compared to the number of homes owned during the three months ended September 30, 2016. As of September 30, 2017, we owned 755 homes, at September 30, 2016 we owned 527 homes.

As of September 30, 2017, 709, or 93.9%, of our 755 homes were occupied. During the three months ended September 30, 2017, we had 60 home leases turnover, which represented approximately 7.9% of our end of the quarter portfolio. As of September 30, 2017, we had 25 homes in Houston and Jacksonville which were temporarily vacant due to the effects of Hurricane Harvey and Irma. As of September 30, 2016, 496, or 94.1%, of our 527 homes were occupied. During the quarter ended September 30, 2016, we had 42 home leases turnover, which represented approximately 8.0% of our end of the quarter portfolio.

For the three months ended September 30, 2017, we had property operating and maintenance expenses of $593,339 compared to $406,475 for the corresponding prior year period. Property operating and maintenance expenses consist of insurance, property management fees paid to third parties, repairs and maintenance costs, home owner association fees, and other miscellaneous property costs. Real estate taxes for the three months ended September 30, 2017 were $346,669 compared to $230,165 for the three months ended September 30, 2016. The increase in property operating, maintenance expenses from 2016 to 2017 reflects the corresponding increase in our inventory of single family homes. The increase in real estate taxes from 2016 to 2017 is based on an increase in our inventory of single family homes and an increase in our provision for 2017 real estate taxes due to preliminary indications of tax assessment values increases in excess of our historical annual increases. These increases our due to market value increases for many of our homes since our initial purchase. We had net operating income from rentals of $1,103,314 for the three months ended September 30, 2017 compared to net operating income from rentals of $744,440 in the corresponding prior year period. This resulted in a net operating income margin of 54.0% in 2017 compared to a net operating income margin of 53.9% in 2016.

Depreciation and amortization on our home investments increased to $537,968 for the three months ended September 30, 2017 compared to $326,029 in 2016, reflecting the corresponding increase in our inventory of single family homes.

General and administrative expenses for the three months ended September 30, 2017 totaled $558,074 compared to general and administrative expenses of $486,379 for the corresponding prior year period. General and administrative expenses consist of personnel costs, outside director fees, occupancy fees, public company filing fees, legal, accounting, and other general expenses. The increase in our general and administrative expenses is due to marginal increases in personnel, board of director expenses, travel and promotional expense in 2017 when compared to 2016.

During the three months ended September 30, 2016, noncash share-based compensation was $425,000 due to vesting of share awards to certain officers and consultants upon the achievement of certain milestones related to our stock offering in that period. There was no corresponding noncash share-based compensation in the corresponding current period.

Real estate acquisition costs were $18,265 for the three months ended September 30, 2016. Due to new accounting guidance, our purchases of portfolios of rented single family homes are now considered to be asset purchases; thus, corresponding acquisition costs will now be capitalized as part of our purchase price of the single family residential properties acquired. Thus, there were no real estate acquisition costs expensed for the three months ended September 30, 2017. Real estate acquisition costs in 2016 consisted primarily of closing costs, due diligence costs and reports, and legal and accounting fees relating to our acquisitions of single family homes.

The above results in total expenses of $2,036,050 for the three months ended September 30, 2017 resulting in an operating income for the three months ended September 30, 2017 of $7,272, compared to total expenses of $1,892,313 for the three months ended September 30, 2016 and a corresponding operating loss of $511,233 for the three months ended September 30, 2016.

During the three months ended September 30, 2017, we incurred casualty losses of $978,181 primarily due to damages to our homes from Hurricane Harvey and Irma. These homes are currently being repaired and we expect them to be restored to their pre-storm conditions. We expect costs in excess of our deductibles and recorded casualty loss to be reimbursed by our insurance carriers. We did not incur any casualty losses during the three months ended September 30, 2016. Other income was $5,466 for the three months ended September 30, 2017 as compared to other income of $496 for the three months ended September 30, 2016. Interest expense on our notes payable was $342,253 for the three months ended September 30, 2017 compared to $260,506 for the three months ended September 30, 2016. The increase is primarily due to higher note payable balances for the three months ended September 30, 2017 when compared to the corresponding period in 2016. This resulted in net other expense of $1,314,968 for the three months ended September 30, 2017 compared to a net other expense of $260,010 for the three months ended September 30, 2016.

Net loss for the three months ended September 30, 2017 was $1,307,696. The net loss for the three months ended September 30, 2016 was $771,243. The weighted average number of shares outstanding for the three months ended September 30, 2017 increased to 10,734,025 from 8,245,013 for the three months ended September 30, 2016 resulting in a net loss per share of $0.12 for the three months ended September 30, 2017 and a net loss per share of $0.09 for the three months ended September 30, 2016. The increase in weighted average number of shares outstanding was due to the completion of our public offering during 2016. Note that if the effect of the casualty loss caused by Hurricane Harvey and Irma were removed from our operating results for the three months ending September 30, 2017, the net loss would have been approximately $329,515 or approximately $.03 per share.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The following table sets forth a comparison of the results of operations for the nine months ended September 30, 2017 and 2016:

			$	%
	2017	2016	Change	Change

Revenue:
Rental income	$5,814,135	$4,153,979	$1,660,156	40.0%

Expenses:
Property operating and maintenance	1,694,969	1,207,217	487,752	40.4%
Real estate taxes	988,839	658,256	330,583	50.2%
Depreciation and amortization	1,458,933	964,953	493,980	51.2%
General and administration	1,860,473	1,466,865	393,608	26.8%
Noncash share-based compensation	-	425,000	(425,000)	-100.0%
Acquisition costs	-	76,129	(76,129)	-100.0%

Total expenses	6,003,214	4,798,420	1,204,794	25.1%

Operating loss	(189,079)	(644,441)	455,362	-70.7%

Other income (expenses):
Casualty loss, net	(895,194)	-	(895,194)
Net gain on sale of residential properties	75,796	-	75,796
Other income	13,628	805	12,823
Interest expense	(967,410)	(775,849)	(191,561)	-24.7%

Total other income (expenses), net	(1,773,180)	(775,044)	(998,136)	-128.8%

Net loss	$(1,962,259)	$(1,419,485)	$(542,774)	-38.2%

For the nine months ended September 30, 2017, we had total rental income of $5,814,135 compared to total rental income of $4,153,979 for the nine months ended September 30, 2016. The increase in total rental and other income is due primarily to the increase in rental homes owned for the 2017 time period as compared to 2016.

For the nine months ended September 30, 2017, we had property operating and maintenance expenses of $1,694,969 compared to $1,207,217 for the nine months ended September 30, 2016. Real estate taxes for the nine months ended September 30, 2017 were $988,839 compared to $658,256 for the nine months ended September 30, 2016. The increase in real estate taxes from 2016 to 2017 is due to a corresponding increase in our inventory of single family homes, and increase in tax assessments due to fair market value increases in our homes when compared to historical tax assessments.

We had net operating income from rentals of $3,130,327 for the first nine months of 2017 compared to net operating income from rentals of $2,288,506 in the corresponding prior year’s period. The increase in net operating income is due primarily to the increase in rental homes owned during the current 2016 period. This results in a net operating income margin of 53.8% in 2017 compared to a net operating income margin of 55.1% in 2016.

Depreciation and amortization increased to $1,458,933 during the nine months ended September 30, 2017 compared to $964,953 during the nine months ended September 30, 2016, reflecting the corresponding increase in our inventory of single family homes.

General and administrative expenses for the nine months ended September 30, 2017 totaled $1,860,473 compared to general and administrative expenses of $1,466,865 for the prior year period. The increase in our general and administrative expenses is due primarily to marginal increases in legal, accounting, personnel, board of director fees, miscellaneous travel and promotional expense in 2017 when compared to 2016, due to an increase in acquisition and promotional activities in the current period.

During the nine months ended September 30, 2016, noncash share-based compensation was $425,000 due to vesting of share awards to certain officers and consultants upon the achievement of certain milestones related to our stock offering in that period. There was no corresponding noncash share-based compensation in the corresponding current period.

Real estate acquisition costs for the nine months ended September 30, 2016 totaled $76,129. Due to new accounting guidance, our purchase of portfolios of rented single family homes are now considered to be asset purchases; thus, corresponding acquisition costs will now be capitalized as part of our purchase price of the single family residential properties acquired. Thus, there were no real estate acquisition costs expensed for the nine months ended September 30, 2017. Real estate acquisition costs in 2016 consisted primarily of closing costs, due diligence costs and reports, and legal and accounting fees relating to our acquisitions of single family homes.

During the nine months ended September 30, 2017, we incurred net casualty losses of $895,194 primarily due to damages to our homes from Hurricane Harvey and Irma in the last quarter. These homes are currently being repaired and we expect them to be restored to their pre-storm conditions. We expect costs in excess of our deductibles and recorded casualty loss to be reimbursed by our insurance carriers. We did not incur any casualty losses during the three months ended September 30, 2016. We sold two residential properties during the nine months ended September 30, 2017 for a gain of $75,796. There were no corresponding sales during the nine months ended September 30, 2016. Other income was $13,628 for the nine months ended September 30, 2017, as compared to other income of $805 for the nine months ended September 30, 2016. Interest expense on our notes payable was $967,410 for the nine months ended September 30, 2017 compared to $775,849 for the nine months ended September 30, 2016. The increase is primarily due to higher note payable balances for the nine months ended September 30, 2017 when compared to the corresponding period in 2016. This resulted in net other expense of $1,773,180 for the nine months ended September 30, 2017 compared to a net other expense of $775,044 for the nine months ended September 30, 2016.

Net loss for the nine months ended September 30, 2017 was $1,962,259. The net loss for the nine months ended September 30, 2016 was $1,419,485. The weighted average number of shares outstanding for the nine months ended September 30, 2017 increased to 10,734,025 from 7,441,650 for the nine months ended September 30, 2016, resulting in a net loss per share of $0.18 for the nine months ended September 30, 2017 and a net loss per share of $0.19 for the nine months ended September 30, 2016. Note that if the effect of the casualty loss caused by Hurricane Harvey and Irma were removed from our operating results for the nine months ending September 30, 2017, the net loss would have been approximately $1,067,065 or approximately $.10 per share.

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

Our liquidity and capital resources as of September 30, 2017 consisted primarily of cash of $6,980,464. We believe our current liquidity and the expected cash flows from operations will be sufficient to fund the present level of our operations through the 12 months following the date of this report. However, our future acquisition activity will depend primarily on our ability to raise funds from the further issuance of shares of our common stock or units of our operating partnership combined with new loan transactions secured by our current and future home inventories. In order to purchase additional single family homes, we intend to opportunistically utilize the capital markets to raise additional capital, including through the issuance of debt and equity securities, but there can be no assurance that we will be able to access adequate liquidity sources on favorable terms, or at all.

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

On April 4, 2017, we entered into loan modification agreements where we modified the interest rate and amended the maturity period on our loans with another regional bank with a total current outstanding principal amount due of approximately $19,500,000. The modified loan agreement provides that monthly interest and principal payments will be made based on a fixed interest rate of 4.5% and an amortization period of 25 years. All unpaid principal will be due on April 5, 2020. The other terms remain generally unchanged. These loans are secured by first priority liens and related rents on our properties.

On August 1, 2017, we received loan proceeds and issued a promissory note in the principal amount of $1,793,633 to a regional bank secured by our homes located in Georgia. Interest accrues at a fixed rate of 4.5% and monthly principal and interest payments will be made based on a 25-year amortization period with the remaining unpaid principal due July 5, 2020.

On August 22, 2017, we received loan proceeds and issued a promissory note in the principal amount of $1,155,000 to a regional bank secured by 28 of the Company’s homes located in Tennessee. Interest accrues at a fixed rate of 4.5% and monthly principal and interest payments will be made based on a 25-year amortization period with the remaining unpaid principal due September 5, 2020.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2017 and 2016.

			$
	2017	2016	Change
Net cash provided by (used in) operating activities	321,752	(84,921)	406,673
Net cash used in investing activities	(10,171,771)	(389,502)	(9,782,269)
Net cash provided by financing activities	6,785,506	14,416,328	(7,630,822)

Change in cash	(3,064,513)	13,941,905	(17,006,418)

Operating Activities

We had net cash provided by operating activities of $321,752 for the nine months ended September 30, 2017. This resulted from a net loss of $1,962,259, adding back depreciation and amortization of $1,458,933, amortization of deferred loan fees of $108,117, and casualty loss, net of $895,194 and deducting gain on sale of residential property of $75,796, and then decreasing the amount by the net change in operating assets and liabilities of $102,437.

We had net cash used in operating activities of $84,921 for the nine months ended September 30, 2016. This resulted from a net loss of $1,419,485, adding back depreciation and amortization of $964,953, noncash share-based compensation of $425,000 and amortization of deferred loan fees of $90,981, and then decreasing the amount by the net change in operating assets and liabilities of $146,370.

Investing Activities

During the nine months ended September 30, 2017, we invested $10,117,039 in new homes, $668,268 in capital improvements for our homes, and $219,407 in lease origination costs. We received $205,027 of proceeds on the disposition of residential property, $554,806 of insurance proceeds for property damages, and received $73,110 in refunds of escrow deposits for a total of $10,171,771 of cash used in investing activities.

During the nine months ended September 30, 2016, we invested $364,823 in capital improvements and $76,080 in lease origination costs, and received $51,401 in refunds of escrow deposits for a total of $389,502 of cash used in investing activities.

Financing Activities

During the nine months ended September 30, 2017, we had net cash provided by financing activities of $6,785,506 derived from $7,968,633 of proceeds from a note payable, less $405,750 of notes payable principal payments, less $220,773 of loan fees, less payments of deferred stock issuance costs of $556,604.

During the nine months ended September 30,2016, we had net cash provided by financing activities of $14,416,328 consisting of $15,415,100 of proceeds from the issuance of shares, less $27,056 in notes payable principal payments and $971,716 of payments of deferred stock issuance costs.

Our future acquisition activity relies primarily on our ability to raise funds from the further issuance of common shares combined with new loan transactions secured by our current and future home inventories. We remain focused on acquiring new capital. We believe our current cash balance combined with our estimated future net rental revenue is sufficient to fund our operating activities through the 12 months following the date of this report.

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

The following is a reconciliation of our NOI to net loss as determined in accordance with GAAP for the three and nine month periods ended September 30, 2017 and 2016.

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss	$(1,307,696)	$(771,243)	$(1,962,259)	$(1,419,485)

Depreciation and amortization	537,968	326,029	1,458,933	964,953
General and administration	558,074	486,379	1,860,473	1,466,865
Noncash share-based compensation	-	425,000	-	425,000
Acquisition costs	-	18,265	-	76,129
Other income (expenses), net	1,314,968	260,010	1,773,180	775,044

Net operating income	$1,103,314	$744,440	$3,130,327	$2,288,506

Net operating income as a percentage of total revenue	54.0%	53.9%	53.8%	55.1%

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

Core Funds From Operations (or Core FFO) is a non-GAAP financial measure that we use as a supplemental measure of our performance. We believe that Core FFO is further helpful to investors as it provides a more consistent measurement of our performance across reporting periods by removing the impact of certain items that are not comparable from period to period. We adjust FFO for expensed acquisition fees and costs, share-based compensation, non-cash interest expense related to amortization of deferred financing costs, casualty gains and losses, and certain other non-comparable costs to arrive at Core FFO.

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

The following table sets forth a reconciliation of our net loss as determined in accordance with GAAP and our calculations of FFO and Core FFO for the three and nine months ended September 30, 2017 and 2016:

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss	$(1,307,696)	$(771,243)	$(1,962,259)	$(1,419,485)

Add back depreciation and amortization	537,968	326,029	1,458,933	964,953
Less gain on sale of residential property	-	-	(75,796)	-

Funds from (used in) operations	$(769,728)	$(445,214)	$(579,122)	$(454,532)

Add back noncash amortization of deferred loan fees	39,998	30,327	108,117	90,981
Add back casualty loss, net	978,181	-	895,194	-
Add back noncash share-based compensation	-	425,000	-	425,000
Add back acquisition costs	-	18,265	-	76,129

Core funds from operations	$248,451	$28,378	$424,189	$137,578

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

As a “smaller reporting company” defined in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

Item 4. Controls and Procedures.

Internal Control Over Financial Reporting

During the three months ended September 30, 2017, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (“Exchange Act”)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act as of September 30, 2017.  Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

PART II - OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Description	Method of Filing

10.1	Promissory Note Secured by Deeds of Trust dated July 28, 2017 between Registrant and Silvergate Bank, a California corporation	Filed herewith

10.2	Promissory Note Secured by Deeds of Trust dated August 21, 2017 between Registrant and Silvergate Bank, a California corporation	Filed herewith

10.3	Single Family Homes Real Estate Purchase and Sale Agreement (Birmingham 50) dated September 6, 2017	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on September 7, 2017

10.4	Amendment to Real Estate Purchase and Sale Agreement (Birmingham 50) dated September 27, 2017.	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed with the SEC on September 28, 2017

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2017	REVEN HOUSING REIT, INC.

/s/ Chad M. Carpenter
Chad M. Carpenter,
Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2017	REVEN HOUSING REIT, INC.

/s/ THAD L. MEYEr
Thad L. Meyer,
Chief Financial Officer
(Principal Financial Officer)

