Form 10-K
period 2017-12-31
Reven Housing REIT, Inc.
filed 2018-03-29
CIK 1487782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company (as defined in Rule 12b-2 of the Act):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes   ☐   No  ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $13,533,874.

The number of shares of the registrant’s common stock outstanding as of March 29, 2018 was 10,769,530.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2018 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the registrant’s year ended December 31, 2017 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

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

As of December 31, 2017, we have invested an aggregate of approximately $60.4 million and own a total of 799 homes, of which 263 homes are in the Houston, Texas metropolitan area, 252 homes are in the Jacksonville, Florida metropolitan area, 120 homes are in the Memphis, Tennessee metropolitan area (with two of the Memphis homes located just across the border in Mississippi), 117 homes are in the Birmingham, Alabama metropolitan area, and 47 homes are in the Atlanta, Georgia metropolitan area. Subsequent to year end on February 16, 2018, we purchased 27 additional homes in the Birmingham, Alabama metropolitan area for approximately $1,659,000 plus closing and acquisition costs.

We intend to expand our acquisitions to other select markets in the United States that fit our investment criteria as we continue to evaluate new investment opportunities in different markets. As of December 31, 2017, our portfolio properties were 91.2% occupied. Our portfolio properties have been acquired from available cash and with the proceeds from secured loan transactions with regional banks pursuant to which we had an outstanding principal amount owed of $31,005,586 as of December 31, 2017. Our loan transactions are secured by first priority liens and related rents on our homes. Subsequent to year end we increased our borrowings secured by Birmingham homes by $2,736,630.

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

Our History and Structure

In 2012, Chad M. Carpenter, our Chairman of the Board, President and Chief Executive Officer, recognized an opportunity to acquire portfolios of leased homes with positive cash flow and then distribute resulting profits to stockholders. To capitalize on this opportunity, Mr. Carpenter acquired a majority of the issued and outstanding shares of our common stock in July 2012 and founded Reven Housing REIT. Since then, we have been engaged in our current business of acquiring, owning and operating portfolios of leased single-family homes as rental properties.

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

Reven Housing REIT, Inc. serves as a holding company for our various operating subsidiaries through which we conduct our acquisitions and hold our properties and applicable secured debt. These operating subsidiaries include Reven Housing REIT OP, L.P., a Delaware limited partnership that is our wholly-owned operating partnership; Reven Housing GP, LLC, a Delaware limited liability company that is our wholly-owned subsidiary and the sole general partner of our operating partnership; Reven Housing REIT TRS, LLC, a Delaware limited liability company that is the wholly-owned subsidiary of our operating partnership and that we intend will elect to be treated as a taxable REIT subsidiary; and the following Delaware limited companies each of which is wholly-owned by our operating partnership: Reven Housing Georgia, LLC, Reven Housing Texas, LLC, Reven Housing Texas 2, LLC, Reven Housing Florida, LLC, Reven Housing Tennessee, LLC, Reven Housing Florida 2, LLC, and Reven Housing Alabama, LLC.

Development of Our Business

Since January 1, 2017, we have undertaken the following material transactions and general development of our business:

Regional Bank Credit Facility - On January 31, 2017, we borrowed $5,020,000 from a regional bank pursuant to our issuance of a promissory note secured by deeds of trust on certain of our homes located in the Houston, Texas metropolitan area. Principal and accrued interest at a rate equal to four and one-half percent (4.50%) per annum are payable in 60 consecutive monthly installments based on a 20-year amortization period until January 31, 2022, when the entire amount of principal and interest remaining unpaid will be payable. Interest accrues and is payable monthly on the loan at a rate equal to four and one-half percent (4.50%) per annum until maturity.

Atlanta, Georgia - On March 15, 2017, we closed on the acquisition of 38 single-family homes located in the Atlanta, Georgia metropolitan area for the purchase price of approximately $2,700,000 including closing expenses and acquisition costs.

Memphis, Tennessee – During March, April and June 2017, we closed on the acquisition of 26 single-family homes located in the Memphis, Tennessee metropolitan area for the purchase price of approximately $2,090,000 including closing expenses and acquisition costs.

Birmingham, Alabama - On April 19, 2017, we closed on the acquisition of 68 single-family homes located in the Birmingham, Alabama metropolitan area for the purchase price of approximately $5,300,000 including closing expenses and acquisition costs. An additional home was purchased in July 2017 for the purchase price of approximately $77,000 under the same contract. On December 29, 2017 we acquired an additional 48 homes pursuant to a separate purchase contract for a purchase price of approximately $2,837,000 including closing and acquisitions costs and net of repair credit allowances. Subsequent to year end on February 16, 2018, subject to another separate contract, we acquired 27 additional homes in Birmingham for a purchase price of approximately $1,659,000.

Regional Bank Loan Modification - On April 4, 2017, we entered into loan modification agreements with a regional bank on four notes in existence at December 31, 2016 whereby the interest rate on all four loans was modified from a rate of 1% over the prime rate to a fixed rate of 4.5% per annum. Principal and interest payments will be made monthly based on a 25- year amortization period with the remaining unpaid principal on all four loans due on April 5, 2020. The loans have a prepayment penalty of 2% during the first year and 1% during the following year on amounts paid in excess of the scheduled amortization. The other terms remain generally unchanged. The loans are secured by deeds of trust encumbering certain of our homes. The unpaid principal balance on these four loans was approximately $19,391,000 at December 31, 2017.

Additional Borrowings- On August 1, 2017, we received loan proceeds and issued a promissory note in the principal amount of $1,793,633 to a regional bank secured by our homes located in Georgia. Interest accrues at a fixed rate of 4.5% and monthly principal and interest payments will be made based on a 25-year amortization period with the remaining unpaid principal due July 5, 2020.

On August 22, 2017, we received loan proceeds and issued a promissory note in the principal amount of $1,155,000 to a regional bank secured by certain of our homes located in Tennessee. Interest accrues at a fixed rate of 4.5% and monthly principal and interest payments will be made based on a 25-year amortization period with the remaining unpaid principal due September 5, 2020.

On December 29, 2017, we received loan proceeds and issued a promissory note in the principal amount of $3,793,920 to a regional bank secured by certain of our homes located in Alabama. Interest accrues at a fixed rate of 4.25% and monthly principal and interest payments will be made based on a 20-year amortization period with the remaining unpaid principal due January 5, 2023. Subsequent to year end, on February 16, 2018, we received additional proceeds of $2,736,630 and the principal balance on this loan was increased to $6,530,550.

Hurricane Harvey and Hurricane Irma- During the quarter ended September 30, 2017, a significant number of our properties in Houston and Jacksonville incurred storm related damages from Hurricane Harvey and Hurricane Irma. We have estimated the extent of our asset impairments, damages and repairs to the properties to be approximately $2.8 million and have reduced our carrying values of our homes by that amount. The above amounts include losses relating to four of our homes that we determined were damaged beyond repair. We have estimated that approximately $2.3 million of the damages will be reimbursed in accordance with our insurance policies. The remaining $500,000 of repair costs represents amounts that will be paid from our available cash balances and are due to applicable deductible costs and uninsured costs. This amount has been included in casualty losses, net in the statement of operations and has been combined with the results from other casualty gains and losses not directly caused by the storm.

We have received approximately $950,000 for Hurricane Harvey and Hurricane Irma related damages from our insurers as of December 31, 2017. The remaining $1.4 million expected to be recovered has been included in our other assets as of year-end.

We are actively repairing our damaged homes in both Houston and Jacksonville and anticipate that all properties will be restored to their original operating condition or better. As of December 31, 2017, the Company had spent approximately $1.5 million in repairs relating to hurricane damages to its homes.

Our Competitive Advantages

We believe that our competitive advantages include the following:

Our Business Strategy

Our business strategy of acquiring already improved, stabilized and currently leased portfolios of single-family homes and operating them as rental properties allows us to focus on generating positive cash flow and distributing the resulting profits to our stockholders. Our business strategy differentiates us from most of our competitors because they are buying empty homes individually as opposed to purchasing rented homes in bulk or are focused on generating home price appreciation. We believe our business strategy is efficient and cost effective because we do not need a large staff or to incur significant overhead costs in order to grow and execute our business plan.

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

Disciplined Acquisition Strategy

We have developed a disciplined, efficient, and cost-effective process to acquire assets that meet or exceed our conservative underwriting criteria, a thorough due diligence process and financial return requirements. We seek to continue acquiring portfolios of occupied single-family homes in bulk from investors who acquired, rehabilitated and rented them to qualified tenants and that have the potential for increased yield and appreciation. In addition, we believe we can achieve greater economies of scale by focusing our acquisitions in select markets and communities where there are established property management, general contractor and vendor relationships, and greater concentration of assets.

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

Our Business and Growth Strategies

Our objective is to be a leader in the single-family rental business as an institutional-quality operator on a national scale. Our focus is on cash flow and profitability while generating meaningful distributions from rental income and the potential for capital appreciation. We believe we can achieve this objective through the following strategies:

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

Create a Diversified Stabilized Portfolio

We currently own leased portfolios in the Atlanta, Georgia, Houston, Texas, Jacksonville, Florida, Memphis, Tennessee, and Birmingham, Alabama metropolitan areas and intend to expand into other select markets in the United States that fit our strict investment criteria. These targeted markets include selected cities in Arizona, California, Colorado, Illinois, Indiana, Kentucky, Nevada, North Carolina, Oklahoma, Utah and Virginia. We believe that our planned expansion into these markets will help us achieve a diversified portfolio.

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

Our Business Activities and Operations

As of December 31, 2017, we have invested an aggregate of approximately $60.3 million and own a total of 799 homes, of which 263 homes are in the Houston, Texas metropolitan area, 252 homes are in the Jacksonville, Florida metropolitan area, 120 homes are in the Memphis, Tennessee metropolitan area (with two of the Memphis homes located just across the border in Mississippi), 117 homes are in the Birmingham, Alabama metropolitan area, and 47 homes are in the Atlanta, Georgia metropolitan area. Subsequent to year-end, on February 16, 2018 we purchased an additional 27 homes in Birmingham for approximately $1,659,000.

States in Which We Own Single-Family Homes
(as of December 31, 2017)

NOTE: States shaded as “Owned” are states in which we own homes. We only own two homes in Mississippi.

The following table presents statistics of our single-family homes by Metropolitan Statistical Area, or MSA, and metro division as of December 31, 2017.

Total Portfolio of Single-Family Homes — Summary Statistics
(as of December 31, 2017)
Market	No. of Homes	Aggregate Investment	Average Investment per Home	Properties Leased	Properties Vacant	Portfolio Occupancy Rate	Average Age (years)	Average Size (sq. ft.)	Average Monthly Rent	Average Remaining Lease Term (Months)
Atlanta, Georgia	47	$3,423,069	$72,831	42	5	89.4%	29	1,453	$909	4.7
Birmingham, Alabama	117	8,191,836	70,016	107	10	91.5%	53	1,290	838	4.0
Houston, Texas	263	21,479,330	81,670	242	21	92.0%	48	1,453	1,108	2.5
Jacksonville, Florida	252	17,682,892	70,170	226	26	89.7%	54	1,289	916	6.0
Memphis, Tennesee	120	9,619,025	80,159	112	8	93.3%	43	1,675	999	9.1
Totals	799	$60,396,152	$75,590	729	70	91.2%	49	1,411	$980	4.9

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

Balanced Value Approach for Investing

Our acquisition strategy is based upon extensive research and utilizes a proprietary acquisitions algorithm that focuses on acquiring a balance of portfolios of rented homes that have the potential for both increased yield and appreciation. We invest in markets that demonstrate strong and/or improving economic performance which will support the potential for rent increases and home appreciation. When approaching a market, we focus on factors such as the strength of rental demand, rates of job growth, population growth and unemployment. Within markets that meet our investment criteria, we seek to identify the neighborhoods that offer the most attractive mix of rental demand and rental rates, which are often characterized by good access to transportation networks and employment centers, good schools and low levels of crime. We believe this “balanced value” approach towards investing will help our investments achieve sustainable profitability at all times and through all cycles. This balanced value approach is intended to offer stockholders diversification, distributions, appreciation, liquidity and a lower risk investment.

•	Types of houses. In terms of the structural or physical characteristics of the houses we acquire, we typically buy single-family residences with at least three bedrooms and at least two bathrooms. Houses are built with a combination of brick, stone, stucco, siding, and wood with updated windows and young to medium age roofs.

•	Market selection process. To gather market research we use a third-party services to analyze conditions in our target residential U.S. markets, using such economic data as home values, employment growth, population growth, and thus access real estate market risk in these areas. We focus on markets that have the following characteristics:

o	Projected real estate appreciation over the next three years

o	Projected job growth

o	Lower current unemployment than the national average

o	Rising rents

o	Stable and/or growing population with a minimum population of 500,000

o	Stable and/or dropping vacancy rates

•	Target markets. We invest in markets that we believe have more upside value through the potential for rent increases and appreciation of the homes due to the dislocation of perceived values of the real estate and current rental rates that allow us to achieve higher than average rental yields and thus will also support higher than average future value appreciation. We are currently targeting the following markets, which include new markets and existing markets for further expansion:

Phoenix, AZ	Atlanta, GA	Memphis, TN
Tucson, AZ	Chicago, IL	Nashville, TN
Central California	Indianapolis, IN	Dallas, TX
Birmingham, AL	Louisville, KY	Fort Worth-Arlington, TX
Denver, CO	Las Vegas, NV	Houston, TX
Fort Lauderdale, FL	Charlotte, NC	Irving, TX
Jacksonville, FL	Raleigh, NC	San Antonio, TX
Miami, FL	Virginia Beach, NC	Salt Lake City, UT
Orlando, FL	Oklahoma City, OK	Richmond, VA
Tampa, FL	Tulsa, OK

Using 3-year aggregate home value forecast from third party providers, we sort markets (as listed above) based on projected growth. Those markets that have higher projected growth are perceived to be lower risk, and yield a lower cap rate per class, than those markets that have lower or no growth projection over the next three years.

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

•	Sources of deal flow. We source potential SFR portfolios from a variety of sources in our network to optimize deal flow of our target assets, which sources include:

o	Residential brokers specializing in income-producing properties

o	Loopnet — online database of properties and brokers

o	Trulia — online database of properties and brokers

o	Existing SFR funds attempting to liquidate holdings and/or realize profits on flips

o	Property Wholesalers — groups that acquire damaged homes and/or foreclosed homes in order to rehabilitate, rent, flip, and manage

o	Fannie Mae/Freddie Mac for tenant-occupied portfolios available for bid

o	SFR conferences

o	Existing contacts

o	Homebuilders

•	Building a network. Our executives maintain existing relationships with a wide variety of relevant contacts that will allow access for many potential portfolios of properties. In addition, these agents, investors and other contacts are supplied with our specific investment criteria regarding type of dwelling and specific home characteristics, location, condition of property, and price points so that efforts are concentrated solely on the properties that are potentially viable for investment by us.

•	Managing the network. We are in continuous communication with portfolio sourcing contacts and send out frequent and regular emails updating investment criteria when there are changes due to market fluctuations or other factors affecting our acquisitions model. All contacts are logged in our proprietary contact database to ensure we have correct contact information. Further, each contact receives their own email file and all communications are filed appropriately in order to keep records of all conversations.

•	Initial informational requirement. All sourcing contacts in our network are requested to provide us with the following information for each house to ensure that we can quickly and productively qualify a portfolio for acquisition: market, address, zip code, type (SFR or town homes), rent, actual taxes, insurance, year built, square footage, # of bedrooms, # of bathrooms, asking price, lease expiry, Section 8/non-Section 8, and one exterior picture of the house. Based on the foregoing information we are able to verify whether the portfolio is in one of our target markets, assign housing classes based on year built, beds, baths, and pictures, sum actual tax and insurance expenses, and determine average rent for the portfolio. We can also determine from the above information the duration for current leases.

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

The principal responsibilities of our asset management personnel will include:

•	Managing the budget for each asset and portfolios of assets. These budgets include occupancy goals, rent escalation objectives, asset improvements, leasing plans, return expectations, and recommendations as to which property management company to contract.

•	Managing the property managers. Asset managers will be responsible for training and managing the property managers. Asset managers hold weekly calls with the property managers to review leasing, collections, and repair expenditures. Asset managers will meet with each property manager to deliver and review the portfolios’ budgets to ensure that all parties who are involved in that portfolio understand our investment objectives and goals.

•	Leasing. Asset managers will monitor occupancy for each portfolio on a weekly basis. Asset managers will be tasked to keep their respective portfolios leased at all times and ensure that tenants’ leases are being renewed prior to expiration. Asset managers will ensure that property managers maintain homes in rent-ready condition and begin the search for prospective tenants once tenants vacate a property. Leasing policies outline the leasing terms under which leases can be approved.

•	Rent collection. Asset managers will monitor accounts receivable for each portfolio. In the event that tenants miss rent deadlines, the asset managers will follow up with the property managers to ensure that they have contacted the tenants to expedite the resolution of any issues.

•	Reporting. Asset managers will review property management reports for each portfolio on a monthly basis and prepare monthly asset management reports. Asset managers will use property management reports to ensure that the property managers adhere to the portfolio’s budget and provide recommendations that add value to the asset or portfolio. Asset managers will monitor occupancy, rent collection, expenses, insurance, maintenance and other cap-ex closely and will ensure that property managers take all necessary steps to keep budgets on track. Asset managers will meet quarterly with senior management to review the performance of each portfolio.

•	Disposition. Asset managers will review and consider all purchase offers we receive on any asset in our portfolio and then in turn provide the terms of the offer and their evaluation to senior management. In evaluating whether to sell any such asset, we will consider, among other things, tax considerations in respect of our qualification and compliance as a REIT, the capital appreciation of the asset, and the gain from the disposition. In the event proposed offers and dispositions are approved by us, our asset managers will sell houses through a listing process with instructions that are previously approved by us.

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

REIT Qualification

We intend to elect to qualify as a REIT commencing with our taxable year ending December 31, 2017. Our qualification as a REIT depends upon our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Code relating to, among other things, the percentage of income that we earn from specified sources, the percentage of our assets that fall within specified categories, the diversity of our capital stock ownership, and the percentage of our earnings that we distribute. We believe that we have been organized in conformity with the requirements for qualification and taxation as a REIT under the Code, and that our intended manner of operation will enable us to meet the requirements for qualification and taxation as a REIT.

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

Employees

As of December 31, 2017, we had three full-time employees. Additionally, Michael P. Soni, our Senior Advisor of Acquisitions and our asset manager, provides full-time services to us on a consultancy basis.

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

We have a history of net operating losses, and we may never achieve profitability from operations or generate sufficient cash flows to make or sustain distributions to our shareholders. We have a history of net operating losses. For the years ended December 31, 2017 and 2016, we had a net loss of $1,833,303 and $1,772,354, respectively. We may never achieve profitability from operations. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future. There can be no assurance that future operations will be profitable or that we will be able to make or sustain distributions to our shareholders from cash from operations. Revenues and profits, if any, will depend upon various factors, including whether we will be able to successfully implement our acquisition strategy. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us. In addition, an inability to achieve profitability could have a detrimental effect on the long-term capital appreciation of our common stock.

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

Our limited asset class and geographic diversification increases the risk of loss. Our portfolio is not fully diversified into a wide variety of properties or holdings. All of our real estate assets are of a single asset class (namely SFRs) and are currently located in the following markets: the Atlanta, Georgia, metropolitan area; the Houston, Texas, metropolitan area; the Jacksonville, Florida, metropolitan area; the Memphis, Tennessee, metropolitan area; and the Birmingham, Alabama, metropolitan area. Accordingly, any adverse effects on the SFR sector specifically or the real estate industry in general or limited to such geographic markets, may have a disproportionate negative effect on our company and the value of our common stock. Additionally, we do not have geographic or product diversification or concentration as an investment objective. As a result, we could have (i) exposure to a limited number of regional and even local markets; and/or (ii) a limited number of real estate-related investments. The aggregate yields generated by our company may be negatively affected by adverse regional or local economic conditions in these geographic markets.

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

If we cannot obtain financing, our growth may be limited. To qualify as a REIT, we will be required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our stockholders. As a result, our ability to retain earnings to fund acquisitions or other capital expenditures will be limited. As of December 31, 2017, our assets were purchased with available cash and the proceeds from loan transactions with regional banks pursuant to which we owe an aggregate of $31,005,586 as of December 31, 2017. Our loan transactions are secured by first priority liens and related rents on our homes. Over time, we may determine that it is appropriate to increase our use of leverage as a component of our financing strategy in an effort to increase our return potential. We can provide no assurance that we will be able to obtain future debt financing on favorable terms or at all.

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

Operating our business on a larger scale could result in substantial increases in our expenses. One of our goals is to implement our single-family rental business nationally. Our business model assumes that we can successfully use our platform to acquire and manage single-family homes on a larger scale than we have done to date without a negative disproportional increase in our expenses. As our business grows in size and complexity, we can provide no assurance that our management platform will ultimately prove to be “scalable,” we will be able to achieve economies of scale or we will be able to manage additional properties in our current markets, successfully enter new markets or grow our business without incurring significant additional expenses.

Debt service obligations could adversely affect our operating results, may require us to sell properties and could adversely affect our ability to make or sustain distributions to our stockholders and the market price of our common stock. We have entered into loan agreements with banks pursuant to which we owe an aggregate of $31,005,586 as of December 31, 2017. The proceeds of which we used to purchase additional homes. Our loan transactions are secured by first priority liens and related rents on our homes. We may finance future activities with additional indebtedness and we may be more likely to do so as our business grows. We may borrow for a number of reasons, such as financing acquisitions, capital expenditures or distributions necessary to qualify as a REIT. Our governing documents contain no limitations on the amount of debt that we may incur. As a result, we may incur substantial debt at our parent company and or at our subsidiary levels in the future.

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

A number of our properties are part of HOAs, and we and our tenants are subject to the rules and regulations of such HOAs, which may be arbitrary or restrictive. Violations of such rules may subject us to additional fees, penalties and litigation with such HOAs which would be costly. As of December 31, 2017, approximately 18% of our properties are located within HOAs, which are private entities that regulate the activities of owners and occupants of, and levy assessments on, properties in a residential subdivision. We pay all HOA fees and assessments directly. The majority of the HOA fees due on our properties are billed annually. The fees are paid when due by our property managers and are included in our property and operating expenses. HOAs in which we own properties may have or may enact onerous or arbitrary rules that restrict our ability to restore, market or lease our properties or require us to restore or maintain such properties at standards or costs that are in excess of our planned budgets. Such rules may include requirements for landscaping, limitations on signage promoting a property for lease or sale or the requirement that specific construction materials be used in restorations. Some HOAs also impose limits on the number of property owners who may rent their homes, which, if met or exceeded, would cause us to incur additional costs to sell the property and opportunity costs of lost rental revenue. Furthermore, many HOAs impose restrictions on the conduct of occupants of homes and the use of common areas, and we may have tenants who violate HOA rules and for which we may be liable as the property owner. Additionally, the boards of directors of the HOAs in which we own property may not make important disclosures about the properties or may block our access to HOA records, initiate litigation, restrict our ability to sell our properties, impose assessments or arbitrarily change the HOA rules. We may be unaware of or unable to review or comply with HOA rules before purchasing a property, and any such excessively restrictive or arbitrary regulations may cause us to sell such property at a loss, prevent us from renting such property or otherwise reduce our cash flow from such property, which would have an adverse effect on our returns on these properties.

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

Uninsured or underinsured losses relating to real property may adversely affect our returns. We attempt to ensure that all of the properties we acquire are adequately insured to cover casualty losses. However, there are certain losses, including losses from floods, hurricanes, fires, earthquakes, acts of war, acts of terrorism or riots, that may not always be insured against or that are not generally fully insured against because it is not deemed economically feasible or prudent to do so. In addition, changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of the properties we acquire incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss, and we could experience a significant loss of capital invested and potential revenues in these properties and could potentially remain obligated under any recourse debt associated with the property. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or restore a property after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property. Any such losses could adversely affect us and the market price of our common stock. In addition, we may have no source of funding to repair or reconstruct the damaged property, and we cannot assure you that any such sources of funding will be available to us for such purposes in the future.

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

If we were to fail to qualify as a REIT for any taxable year, we would be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lose our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer be deductible in computing our taxable income and we would no longer be required to make distributions. To the extent that distributions had been made in anticipation of our qualifying as a REIT, we might be required to borrow funds or liquidate some investments in order to pay the applicable corporate income tax. In addition, although we intend to elect for qualification as a REIT, it is possible that future economic, market, legal, tax, or other considerations may cause our Board of Directors to determine that it is no longer in our best interest to be qualified as a REIT and recommend that we do not proceed with our proposed REIT election or otherwise revoke our REIT election.

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

In order to qualify as a REIT for each taxable year after 2017, five or fewer individuals, as defined in the Code, may not own, beneficially or constructively, more than 50% in value of our issued and outstanding stock at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity beneficially or constructively owns our capital stock under this requirement. Those attribution rules provide, among other things, for the look-through of any of our common shares held by entities to the natural persons who own those entities. For example, for purposes of calculating ownership under Code’s attribution rules, our largest shareholder, King Apex Group Holdings IV Limited, is not considered to be an owner of our shares. Instead, those natural persons who own King Apex Group Holdings IV Limited are counted as our shareholders, with our common shares held by the Fund attributed to each of those natural persons based on their ownership of the Fund. In addition, shares are attributed among certain family members, and shares underlying certain stock options are attributed to the option holder.

Additionally, at least 100 persons must beneficially own our capital stock during at least 335 days of a taxable year for each taxable year after 2017. To help ensure that we meet these tests, our charter restricts the acquisition and ownership of shares of our capital stock. If we fail to qualify as a REIT, we would be subject to U.S. federal income tax on our taxable income, if any, at corporate rates for such year and all subsequent tax years until such time as we qualify as a REIT.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our Board of Directors, our charter prohibits any person from beneficially or constructively owning more than 9.8% in value or number of shares, whichever is more restrictive, of our outstanding shares of common stock or more than 9.8% in value or number of shares, whichever is more restrictive, of the aggregate outstanding shares of all classes and series of our capital stock. Our Board of Directors expects to grant an exception to the King Apex Group holders of our common shares from this restriction, subject to such terms and conditions as our Board of Directors may determine. Our Board of Directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of 9.8% of the value of our outstanding shares would result in our failing to qualify as a REIT. These restrictions on ownership and transfer will not apply, however, if our Board of Directors determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer necessary in order for us to qualify as a REIT.

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

Complying with the REIT requirements may force us to liquidate otherwise attractive investments. To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investments (other than governmental securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our assets in 2017 (20% beginning in 2018) can be represented by securities of one or more taxable REIT subsidiaries, and no more than 25% of our assets may consist of debt instruments issued by publicly offered REITS which are not secured by qualified mortgages on real property. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

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

Foreign investors may be subject to FIRPTA on the sale of common stock if we are unable to qualify as a domestically controlled REIT. A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax known as the Foreign Investment in Real Property Tax Act (“FIRPTA”) on the gain recognized on the disposition. FIRPTA can also apply if a REIT makes a distribution to a foreign stockholder which is attributable to gain recognized by the REIT upon a sale or disposition of a U.S. real property interest. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a domestically controlled REIT. A domestically controlled REIT is a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. We are not currently domestically-controlled, and may never become domestically-controlled, and so there can be no assurance that foreign investors will be able to rely on this exemption under FIRPTA. Another FIRPTA exemption is potentially available in the case of gain realized by a foreign investor on a sale of our common stock, or on a distribution by us that is attributable gain recognized by us upon a sale or disposition of a U.S. real property interest, if our common stock is traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than five percent of the value of our outstanding common stock. Although we believe that our stock is currently considered under the applicable Treasury regulations to be regularly traded on an established securities market, there can be no assurance that it will continue to be so treated in the future.

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

Certain of our existing stockholders affiliated with Mr. Xiaofan Bai have substantial influence over our company, and their interests may not be aligned with the interests of our other stockholders and sales of their shares could cause the market price of our common stock to decrease. As of December 31, 2017, Mr. Xiaofan Bai, a member of our Board of Directors, and three of our stockholders affiliated with Mr. Bai collectively own approximately 55% of our outstanding voting securities. These three stockholders are private equity funds managed and controlled by Mr. Bai. As a result of this ownership interest, Mr. Bai has significant influence over our company and our business, including decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, election of directors, any amendments to our articles of incorporation and bylaws, and other significant corporate actions requiring stockholder approval. This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares. The interests of Mr. Bai and his affiliates may not always be aligned with the interests of our other stockholders. Furthermore, any sales of substantial amounts of shares of our common stock in the public market by Mr. Bai or the other stockholders affiliated with Mr. Bai, or the perception that such sales might occur, could result in significant downward pressure on the market price of our common stock. In addition, Mr. Xiaofan Bai and Mr. Xiaohang Bai, who is also a member of our Board of Directors, are cousins.

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

The following table presents statistics of our single-family homes by Metropolitan Statistical Area, or MSA, and metro division as of December 31, 2017.

Total Portfolio of Single-Family Homes — Summary Statistics
(as of December 31, 2017)
Market	No. of Homes	Aggregate Investment	Average Investment per Home	Properties Leased	Properties Vacant	Portfolio Occupancy Rate	Average Age (years)	Average Size (sq. ft.)	Average Monthly Rent	Average Remaining Lease Term (Months)
Atlanta, Georgia	47	$3,423,069	$72,831	42	5	89.4%	29	1,453	$909	4.7
Birmingham, Alabama	117	8,191,836	70,016	107	10	91.5%	53	1,290	838	4.0
Houston, Texas	263	21,479,330	81,670	242	21	92.0%	48	1,453	1,108	2.5
Jacksonville, Florida	252	17,682,892	70,170	226	26	89.7%	54	1,289	916	6.0
Memphis, Tennesee	120	9,619,025	80,159	112	8	93.3%	43	1,675	999	9.1
Totals	799	$60,396,152	$75,590	729	70	91.2%	49	1,411	$980	4.9

Company Executive Offices

We maintain our executive offices in 3,200 square feet of leased office space located at 875 Prospect Street, Suite 304, La Jolla, California. The lease term is 64 months, expiring May 1, 2021. Monthly rent was $6,592 at December 31, 2017, subject to annual step increases of approximately 3% commencing each February 1st during the term.

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

Fiscal Year Ended December 31, 2017	High	Low
Fourth Quarter	$4.97	$3.04
Third Quarter	$6.75	$4.21
Second Quarter	$5.98	$4.90
First Quarter	$6.04	$5.46

Fiscal Year Ended December 31, 2016	High	Low
Fourth Quarter	$5.70	$4.65
Third Quarter	$6.00	$4.25
Second Quarter	$6.50	$5.25
First Quarter	$6.50	$5.75

Holders of Record

As of March 29, 2018, there were approximately 358 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We plan to elect to be taxed as a REIT for federal income tax purposes commencing with our 2017 fiscal year. As a REIT, under federal income tax law, we will be required to distribute annually at least 90% of our REIT taxable income.

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

As of the date of this report, we have not granted any options under our 2012 Plan nor have we granted any non-plan options. We have granted 531,864 shares of our common stock in stock awards under the 2012 Plan. As of December 31, 2017, 1,118,136 shares of our common stock initially reserved for issuance under our 2012 Plan remain available for future issuance to employees, directors, consultants, and other service providers. The following table sets forth certain information as of December 31, 2017 about our 2012 Plan and the non-plan options.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options(1)	(b) Weighted-Average Exercise Price of Outstanding Options		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity compensation plans approved by security holders	—	$	N/A	1,118,136
Equity compensation plans not approved by security holders	—		N/A	—
Total	—	$	N/A	1,118,136

(1)       Does not reflect the 531,864 shares of stock granted pursuant to our 2012 Plan.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of December 31, 2017, we have invested an aggregate of approximately $60.4 million and own a total of 799 homes, of which 263 homes are in the Houston, Texas metropolitan area, 252 homes are in the Jacksonville, Florida metropolitan area, 120 homes are in the Memphis, Tennessee metropolitan area (with two of the Memphis homes located just across the border in Mississippi), 117 homes are in the Birmingham, Alabama metropolitan area, and 47 homes are in the Atlanta, Georgia metropolitan area. Subsequent to year-end, on February 16, 2018 we purchased an additional 27 homes in Birmingham for approximately $1,659,000.

We intend to expand our acquisitions to other select markets in the United States that fit our investment criteria as we continue to evaluate new investment opportunities in different markets. As of December 31, 2017, our portfolio properties were 91.2% occupied. All of our portfolio properties have been acquired from available cash and with the proceeds from our secured loan transactions with banks pursuant to which we had an outstanding principal amount owed of approximately $31.0 million as of December 31, 2017. Our loan transactions are secured by first priority liens and related rents on specific portfolios of our homes.

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

Hurricane Harvey and Hurricane Irma

During the quarter ended September 30, 2017, a significant number of our properties in Houston and Jacksonville incurred storm related damages from Hurricane Harvey and Hurricane Irma. We have estimated our storm related damages to be approximately $2.8 million. The amount that is expected to be reimbursed under the terms of our insurance policies is estimated to be approximately $2.3 million. The remaining $500,000 of repair costs represents amounts we will fund from our available cash balances and are due to applicable deductible costs and uninsured costs relating to the storms. This amount has been included in casualty losses, net, in our accompanying statement of operations and has been combined with the results from other casualty gains and losses not directly caused by the storm.

The Company is actively repairing its damaged homes in both Houston and Jacksonville and anticipates that all properties will be restored to their original operating condition or better. As of December 31, 2017, the Company had spent approximately $1.5 million in hurricane related repairs to its homes.

Property Portfolio

The following tables represent our investment in the homes as of December 31, 2017:

Total Portfolio of Single-Family Homes — Summary Statistics
(as of December 31, 2017)
Market	No. of Homes	Aggregate Investment	Average Investment per Home	Properties Leased	Properties Vacant	Portfolio Occupancy Rate	Average Age (years)	Average Size (sq. ft.)	Average Monthly Rent	Average Remaining Lease Term (Months)
Atlanta, Georgia	47	$3,423,069	$72,831	42	5	89.4%	29	1,453	$909	4.7
Birmingham, Alabama	117	8,191,836	70,016	107	10	91.5%	53	1,290	838	4.0
Houston, Texas	263	21,479,330	81,670	242	21	92.0%	48	1,453	1,108	2.5
Jacksonville, Florida	252	17,682,892	70,170	226	26	89.7%	54	1,289	916	6.0
Memphis, Tennesee	120	9,619,025	80,159	112	8	93.3%	43	1,675	999	9.1
Totals	799	$60,396,152	$75,590	729	70	91.2%	49	1,411	$980	4.9

Results of Operations

The following table sets forth a comparison of the results of operations for the years ended December 31, 2017 and 2016:

			$	%
	2017	2016	Change	Change

Revenue:
Rental income	$7,817,709	$5,648,014	$2,169,695	38.4%

Expenses:
Property operating and maintenance	2,242,219	1,684,431	557,788	33.1%
Real estate taxes	1,312,188	875,641	436,547	49.9%
Depreciation and amortization	1,990,486	1,334,555	655,931	49.1%
General and administration	2,239,682	1,921,244	318,438	16.6%
Noncash share-based compensation	174,375	425,000	(250,625)	-59.0%
Acquisition costs	-	147,099	(147,099)	-100.0%

Total expenses	7,958,950	6,387,970	1,570,980	24.6%

Operating loss	(141,241)	(739,956)	598,715	-80.9%

Other income (expenses):
Casualty loss, net	(462,179)	-	(462,179)	-
Net gain on sale of residential properties	75,796	-	75,796	-
Other income	20,315	4,957	15,358	-
Interest expense	(1,325,994)	(1,037,355)	(288,639)	-27.8%

Total other income (expenses), net	(1,692,062)	(1,032,398)	(659,664)	-63.9%

Net loss	$(1,833,303)	$(1,772,354)	$(60,949)	-3.4%

For the year ended December 31, 2017, we had total rental income of $7,817,709 compared to total rental income of $5,648,014 for the year ended December 31, 2016. The increase is due primarily to an increase in the number of homes owned during the 2017 period when compared to the number of homes owned during the year ended December 31, 2016. As of December 31, 2017, we owned 799 homes, at December 31, 2016 we owned 624 homes.

As of December 31, 2017, 729, or 91.2%, of our 799 homes were occupied. During the year ended December 31, 2017, we had 204 home leases turnover, which represented an annual turn rate of approximately 27.0% based on our total quarterly turnover for the year. As of December 31, 2016, 591, or 94.7%, of our 624 homes were occupied. During the year ended December 31, 2016, we had 143 home leases turnover, which represented an annual turn rate of approximately 26.3% based on our total quarterly turnover for the year. The decrease in occupancy in 2017 was due primarily to the effects of Hurricane Harvey and Irma. As of December 31, 2017, we had 23 homes in Houston and Jacksonville which were temporarily vacant and under repair due to Hurricane Harvey and Irma.

For the year ended December 31, 2017, we had property operating and maintenance expenses of $2,242,219 compared to $1,684,431 for the prior year period. Property operating and maintenance expenses consist of insurance, property management fees paid to third parties, repairs and maintenance costs, home owner association fees, and other miscellaneous property costs. The increase in property operating, maintenance expenses from 2016 to 2017 reflects the corresponding increase in our inventory of single family homes. Real estate taxes for the year ended December 31, 2017 were $1,312,188 compared to $875,641 for the year ended December 31, 2016. The increase in real estate taxes from 2016 to 2017 is based on an increase in our inventory of single family homes and an increase in our 2017 real estate taxes per home due to increases in tax assessment values in excess of our historical annual increases. These increases are due to market value increases for many of our homes since our initial purchase. We had net operating income from rentals of $4,263,302 for the year ended December 31, 2017 compared to net operating income from rentals of $3,087,943 in the corresponding prior year. This resulted in a net operating income margin of 54.5% in 2017 compared to a net operating income margin of 54.7% in 2016.

Depreciation and amortization on our home investments increased to $1,990,486 for the year ended December 31, 2017 compared to $1,334,555 in 2016, reflecting the corresponding increase in our inventory of single family homes.

General and administrative expenses for the year ended December 31, 2017 totaled $2,239,682 compared to general and administrative expenses of $1,921,244 for the corresponding prior year period. General and administrative expenses consist of personnel costs, outside director fees, occupancy fees, public company filing fees, legal, accounting, and other general expenses. The increase in our general and administrative expenses is due to marginal increases in legal, accounting, investor relations, filing fees, travel and promotional expense in 2017 when compared to 2016.

During the year ended 2017, certain directors, officers and consultants were awarded noncash share-based compensation of $174,375. During the year ended December 31, 2016, noncash share-based compensation was $425,000 due to vesting of share awards to certain officers and consultants upon the achievement of certain milestones related to our stock offering in that period.

Real estate acquisition costs were $147,099 during the year ended December 31, 2016. Due to new accounting guidance, our purchases of portfolios of rented single-family homes are now considered to be asset purchases; thus, corresponding acquisition costs are now capitalized as part of our purchase price of the single-family residential properties acquired. Thus, there were no real estate acquisition costs expensed for the year ended December 31, 2017. Real estate acquisition costs consist primarily of closing costs, due diligence costs and reports, and legal and accounting fees relating to our acquisitions of single-family homes.

The above results in total expenses of $7,958,950 for the year ended December 31, 2017 resulting in an operating loss for the year ended December 31, 2017 of $141,241, compared to total expenses of $6,387,970 for the year ended December 31, 2016 and a corresponding operating loss of $739,956 for the year ended December 31, 2016.

During the year ended December 31, 2017, we incurred net casualty losses of $462,179 primarily due to damages to our homes from Hurricane Harvey and Irma. These homes are currently being repaired and we expect them to be restored to their pre-storm conditions. We expect costs in excess of our deductibles and recorded casualty loss to be reimbursed by our insurance carriers. We did not incur any casualty losses during the year ended December 31, 2016. We sold two residential properties during the year ended December 31, 2017 for a gain of $75,796. There were no corresponding sales during the year ended December 31, 2016. Other income was $20,315 for the year ended December 31, 2017 as compared to other income of $4,957 for the year ended December 31, 2016. Interest expense on our notes payable was $1,325,994 for the year ended December 31, 2017 compared to $1,037,355 for the year ended December 31, 2016. The increase is primarily due to higher note payable balances for the year ended December 31, 2017 when compared to the corresponding period in 2016 due to new borrowings in 2017. This resulted in net other expense of $1,692,062 for the year ended December 31, 2017 compared to a net other expense of $1,032,398 for the year ended December 31, 2016.

Net loss for the year ended December 31, 2017 was $1,833,303. The net loss for the year ended December 31, 2016 was $1,772,354. The weighted average number of shares outstanding for the year ended December 31, 2017 increased to 10,734,025 from 8,197,073 for the year ended December 31, 2016 resulting in a net loss per share of $0.17 for the year ended December 31, 2017 and a net loss per share of $0.22 for the year ended December 31, 2016. The increase in weighted average number of shares outstanding was due to the completion of a public offering during 2016. Note that if the effect of the casualty loss caused by Hurricane Harvey and Irma were removed from our operating results for the year ending December 31, 2017, the net loss would have been approximately $1,371,124 or approximately $.13 per share.

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

Our liquidity and capital resources as of December 31, 2017 consisted primarily of cash of $6,442,322. We believe our current liquidity and the expected cash flows from operations will be sufficient to fund the present level of our operations through the 12 months following the date of this report. However, our future acquisition activity will depend primarily on our ability to raise funds from the further issuance of shares of our common stock or units of our operating partnership combined with new loan transactions secured by our current and future home inventories. In order to purchase additional single-family homes, we intend to opportunistically utilize the capital markets to raise additional capital, including through the issuance of debt and equity securities, but there can be no assurance that we will be able to access adequate liquidity sources on favorable terms, or at all.

Credit Facilities

On January 31, 2017, we borrowed $5,020,000 from a regional bank pursuant to our issuance of a promissory note secured by deeds of trust in the principal amount of $5,020,000. Principal and accrued interest are payable in 60 consecutive monthly installments based on a 20-year amortization period until January 31, 2022 when the entire amount of principal and interest remaining unpaid will be payable. Interest accrues and is payable monthly on the loan at the rate equal to four and one-half percent (4.50%) per annum until maturity. The loan is secured by first priority liens on certain homes in the Houston, Texas metropolitan area. The note and the deeds of trust contain customary terms and conditions, including, without limitation, customary events of default and acceleration upon default, including defaults in the payment of principal or interest, defaults in compliance with the covenants and bankruptcy or other insolvency events.

On April 4, 2017, we entered into loan modification agreements where we modified the interest rate and amended the maturity period on our loans with another regional bank with a total current outstanding principal amount due of approximately $19,400,000. The modified loan agreement provides that monthly interest and principal payments will be made based on a fixed interest rate of 4.5% and an amortization period of 25 years. All unpaid principal will be due on April 5, 2020. The other terms remain generally unchanged. These loans are secured by first priority liens and related rents on certain of our properties.

On August 1, 2017, we received loan proceeds and issued a promissory note in the principal amount of $1,793,633 to a regional bank secured by our homes located in Georgia. Interest accrues at a fixed rate of 4.5% and monthly principal and interest payments will be made based on a 25-year amortization period with the remaining unpaid principal due July 5, 2020.

On August 22, 2017, we received loan proceeds and issued a promissory note in the principal amount of $1,155,000 to a regional bank secured by certain of our homes located in Tennessee. Interest accrues at a fixed rate of 4.5% and monthly principal and interest payments will be made based on a 25-year amortization period with the remaining unpaid principal due September 5, 2020.

On December 29, 2017, we received loan proceeds and issued a promissory note in the principal amount of $3,793,920 to a regional bank secured by certain of our homes located in Alabama. Interest accrues at a fixed rate of 4.25% and monthly principal and interest payments will be made based on a 20-year amortization period with the remaining unpaid principal due January 5, 2023. Subsequent to year end, on February 16, 2018, we received additional proceeds of $2,736,630 and the principal balance on this loan was increased to $6,530,550.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2017 and 2016.

			$
	2017	2016	Change
Net cash provided by operating activities	$451,472	$373,630	$77,842
Net cash used in investing activities	(14,387,910)	(9,677,165)	(4,710,745)
Net cash provided by financing activities	10,333,783	17,208,214	(6,874,431)

Change in cash	$(3,602,655)	$7,904,679	$(11,507,334)

Operating Activities

We had net cash provided by operating activities of $451,472 for the year ended December 31, 2017. This resulted from a net loss of $1,833,303, adding back depreciation and amortization of $1,990,486, noncash share-based compensation of $174,375, amortization of deferred loan fees of $151,668, and casualty loss, net of $462,179 and deducting gain on sale of residential property of $75,796, and then decreasing the amount by the net change in operating assets and liabilities of $418,137.

We had net cash provided by operating activities of $373,630 in 2016. This resulted from a net loss of $1,772,354, adding back depreciation and amortization of $1,334,555, noncash share-based compensation of $425,000, and deferred loan fees of $121,308, and then increasing the amount by the net change in operating assets and liabilities of $265,121.

Investing Activities

During the year ended December 31, 2017, we invested $12,950,856 in new homes, $2,418,380 in capital improvements and hurricane restoration costs for our homes, and $254,771 in lease origination costs. We received $205,027 of proceeds on the disposition of residential property, $950,000 of insurance proceeds for property damages, and received $81,070 in refunds of escrow deposits for a total of $14,387,910 of cash used in investing activities.

In 2016, we invested $8,986,000 in new homes, $506,581 in capital improvements for our homes, $222,985 in lease origination costs, and received $38,401 in reductions in escrow deposits for a total of $9,677,165 of cash used in investing activities.

Financing Activities

During the year ended December 31, 2017, we had net cash provided by financing activities of $10,333,783 derived from $11,762,553 of proceeds from notes payable, less $570,992 of notes payable principal payments, less $304,482 of loan fees, less payments of deferred stock issuance costs of $553,296.

In 2016, we had net cash provided by financing activities of $17,208,214 derived from $18,473,100 of proceeds from a public offering, less $76,385 of payments of notes payable, less payments of deferred stock issuance costs of $1,188,501.

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

The following is a reconciliation of our NOI to net loss as determined in accordance with GAAP for the years ended December 31, 2017 and 2016.

	Year ended December 31,
	2017	2016

Net loss	$(1,833,303)	$(1,772,354)

Depreciation and amortization	1,990,486	1,334,555
General and administration	2,239,682	1,921,244
Noncash share-based compensation	174,375	425,000
Acquisition costs	-	147,099
Other expenses, net	1,692,062	1,032,398

Net operating income	$4,263,302	$3,087,942

Net operating income as a percentage of total revenue	54.5%	54.7%

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

The following table sets forth a reconciliation of our net loss as determined in accordance with GAAP and our calculations of FFO and Core FFO for the years ended December 31, 2017 and 2016:

	Year ended December 31,
	2017	2016

Net loss	$(1,833,303)	$(1,772,354)

Add back depreciation and amortization	1,990,486	1,334,555
Less gain on sale of residential property	(75,796)	-

Funds used in operations	$81,387	$(437,799)

Add back noncash amortization of deferred loan fees	151,668	121,308
Add back casualty loss, net	462,179	-
Add back noncash share-based compensation	174,375	425,000
Add back acquisition costs	-	147,099

Core funds from operations	$869,609	$255,608

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Reven Housing REIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Reven Housing REIT, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Squar Milner LLP

We have served as the Company's auditor since 2015.

Newport Beach, California
March 29, 2018

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2017 and 2016

	2017	2016

ASSETS

Investments in single-family residential properties:
Land	$10,996,361	$8,579,550
Buildings and improvements	49,399,791	39,419,038
	60,396,152	47,998,588
Accumulated depreciation	(4,542,707)	(2,853,049)
Investments in single-family residential properties, net	55,853,445	45,145,539

Cash	6,442,322	10,044,977
Rent and other receivables	645,441	246,378
Escrow deposits	24,430	105,500
Lease origination costs, net	317,359	329,395
Deferred stock issuance costs	553,296	-
Other assets, net	1,750,548	195,020

Total Assets	$65,586,841	$56,066,809

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities	$1,453,142	$1,283,235
Resident security deposits	697,379	552,698
Notes payable, net	30,493,124	19,454,377

Total Liabilities	32,643,645	21,290,310

Commitments and contingencies (Note 10)

Stockholders' Equity
Preferred stock, $.001 par value; 25,000,000 shares authorized; No shares issued or outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized; 10,734,025 shares issued and outstanding at December 31, 2017 and 2016, respectively	10,734	10,734
Additional paid-in capital	41,677,465	41,677,465
Accumulated deficit	(8,745,003)	(6,911,700)

Total Stockholders' Equity	32,943,196	34,776,499

Total Liabilities and Stockholders' Equity	$65,586,841	$56,066,809

The accompanying notes are an integral part of these consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2017 and 2016

	2017	2016
Revenue:
Rental income	$7,817,709	$5,648,014

Expenses:
Property operating and maintenance	2,242,219	1,684,431
Real estate taxes	1,312,188	875,641
Depreciation and amortization	1,990,486	1,334,555
General and administration	2,239,682	1,921,244
Noncash share-based compensation	174,375	425,000
Acquisition costs	-	147,099

Total expenses	7,958,950	6,387,970

Operating loss	(141,241)	(739,956)

Other (expenses) income:
Casualty loss, net	(462,179)	-
Gain on sale of residential property, net	75,796	-
Other	20,315	4,957
Interest expense	(1,325,994)	(1,037,355)

Total other (expenses), net	(1,692,062)	(1,032,398)

Net loss	$(1,833,303)	$(1,772,354)

Net loss per share
(Basic and fully diluted)	$(0.17)	$(0.22)

Weighted average number of common shares outstanding	10,734,025	8,197,073

The accompanying notes are an integral part of these consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2017 and 2016

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance at January 1, 2016	7,016,796	$7,017	$24,601,295	$(5,139,346)	$19,468,966

Stock issued under share-based compensation plans	22,609	22	113,023	-	113,045

Noncash share-based compensation	-	-	425,000	-	425,000

Proceeds from issuances of shares, net of issuance costs	3,694,620	3,695	16,538,147	-	16,541,842

Net loss	-	-	-	(1,772,354)	(1,772,354)

Balance at December 31, 2016	10,734,025	10,734	41,677,465	(6,911,700)	34,776,499

Net loss	-	-	-	(1,833,303)	(1,833,303)

Balance at December 31, 2017	10,734,025	$10,734	$41,677,465	$(8,745,003)	$32,943,196

The accompanying notes are an integral part of these consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2017 and 2016

	2017	2016

Cash Flows From Operating Activities:
Net loss	$(1,833,303)	$(1,772,354)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,990,486	1,334,555
Noncash share-based compensation	174,375	425,000
Amortization of deferred loan fees	151,668	121,308
Casualty loss, net	462,179	-
Gain on sale of residential properties, net	(75,796)	-
Changes in operating assets and liabilities:
Rent and other receivables	(399,063)	(6,450)
Other assets	(159,287)	(98,702)
Accounts payable and accrued liabilities	(4,468)	252,842
Resident security deposits	144,681	117,431
Net cash provided by operating activities	451,472	373,630

Cash Flows From Investing Activities:
Acquisitions of single-family residential properties	(12,950,856)	(8,986,000)
Capital improvements for single-family residential properties	(2,418,380)	(506,581)
Proceeds from disposition of single-family residential property	205,027	-
Insurance proceeds received for property damages	950,000	-
Lease origination costs	(254,771)	(222,985)
Escrow deposits	81,070	38,401
Net cash used in investing activities	(14,387,910)	(9,677,165)

Cash Flows From Financing Activities:
Proceeds from issuance of shares	-	18,473,100
Proceeds from notes payable	11,762,553	-
Payments of notes payable	(570,992)	(76,385)
Payment of loan fees	(304,482)	-
Payments of deferred stock issuance costs	(553,296)	(1,188,501)
Net cash provided by financing activities	10,333,783	17,208,214

Net (Decrease) Increase In Cash	(3,602,655)	7,904,679
Cash at the Beginning of the Year	10,044,977	2,140,298

Cash at the End of the Year	$6,442,322	$10,044,977

Supplemental Disclosure:

Cash paid for interest	$1,148,404	$912,328
Noncash deferred stock issuance costs	-	742,757

The accompanying notes are an integral part of these consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

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

As of December 31, 2017, the Company owned 799 single-family homes in the Houston, Jacksonville, Memphis, Birmingham and Atlanta metropolitan areas.

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

The carrying value of the Company’s notes payable, as reported in the accompanying consolidated balance sheets, approximates fair value due to their floating market interest rate and because their security and payment terms are similar to other debt instruments currently being issued.

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

December 31, 2017 and 2016

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

The Company assesses its investments in single-family residential properties for impairment whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company did not recognize any impairment losses for the years ended December 31, 2017 and 2016 except for losses on certain properties located in Houston and Jacksonville that were impacted by hurricanes in the third quarter of 2017 (see Note 3).

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

Deferred Stock Issuance Costs

Deferred stock issuance costs represent amounts paid for legal, consulting, and other offering expenses in conjunction with the future raising of additional capital to be completed within one year. These costs are netted against additional paid-in capital as a cost of the stock issuance upon closing of the respective stock placement. During the year ended December 31, 2017, the Company incurred $553,296 of deferred stock issuance costs which it anticipates will be applied against proceeds of a future capital raise to be completed during the year ending December 31, 2018. During the year ended December 31, 2016, the Company included $1,931,258 of deferred stock issuance costs in its statement of stockholders’ equity in connection with its issuance of shares during 2016.

Security Deposits

Security deposits represent amounts deposited by tenants at the inception of the lease. As of December 31, 2017 and 2016, the Company had $697,379 and $552,698, respectively, in resident security deposits. Security deposits are refundable, net of any outstanding charges and fees, upon expiration of the underlying lease.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

Residential properties are leased to tenants under short term rental agreements of generally one year and revenue is recognized over the lease term on a straight-line basis.

Income Taxes

The Company currently plans to elect to be taxed as a real estate investment trust (“REIT”), as defined in the Internal Revenue Code, commencing with the taxable year ended December 31, 2017. Accordingly, the Company does not expect to be subject to federal income tax, provided that it qualifies as a REIT and distributions to the stockholders equal or exceed REIT taxable income. During the year ended December 31, 2016, the Company did not elect to be taxed as a REIT, but due to significant operating losses and net operating loss carry-forwards, the Company was not subject to federal income tax.

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

A total of 496,359 shares have been issued under the 2012 plan as of December 31, 2017. During February 2018, an additional 35,505 shares were issued to officers, directors and employees as part of their accrued compensation for the year ended December 31, 2017.

During the years ended December 31, 2017 and 2016, the Company recognized $174,375 and $425,000, respectively, of compensation expense under the 2012 Plan.

Net Loss Per Share

Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any) are not included in the computation if the effect would be anti-dilutive and would increase earnings or decrease loss per share. For the years ended December 31, 2017 and 2016, potentially dilutive securities excluded from the calculations were 263,588 shares issuable upon exercise of outstanding warrants granted in prior years.

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

December 31, 2017 and 2016

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Geographic Concentration

The Company holds concentrations of single-family residential properties in the following metropolitan areas in excess of 10% of our total portfolio as of December 31, 2017 and 2016, and as such the Company is more vulnerable to any adverse macroeconomic developments in such areas:

Metropolitan Area	2017	2016
Houston, TX	33%	42%
Jacksonville, FL	32%	41%
Memphis, TN	15%	15%
Birmingham, AL	15%	0%

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. ASU 2014-09, ASU 2015-14 and ASU 2016-08 are herein collectively referred to as the "New Revenue Recognition Standards". The New Revenue Recognition Standards are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted but not before annual periods beginning after December 15, 2016. The Company anticipates adopting the New Revenue Recognition Standards effective as of January 1, 2018, and applying the modified retrospective method. The Company has evaluated its revenue streams, and as they are primarily related to leasing activities which are scoped out of the New Revenue Recognition Standards, it has determined that the adoption of such standards will not have a material impact on the consolidated financial statements and there will be no cumulative translation adjustments upon adoption. The Company evaluated all of its real estate sales contracts through December 31, 2017 and determined they qualified as sales to noncustomers. The gains on sales of real estate for the two properties sold through December 31, 2017 were recognized on the full accrual method based on the existing accounting standards and were determined to be completed contracts as of January 1, 2018, therefore the adoption of the ASU No. 2014-09 did not have an impact on the Company’s real estate sale contracts. The Company is currently evaluating the impact of this adoption, if any, on future recognition of gains on property sales.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU include multiple provisions intended to simplify various aspects of the accounting for share-based payments. The guidance will be effective for annual reporting periods beginning after December 15, 2016, and for interim reporting periods within those annual periods, with early adoption permitted. The Company adopted this ASU as of January 1, 2017 and it has had no material impact on its consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements (continued)

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

				Investments in		Investments in
				Single-Family		Single-Family
	Number		Buildings and	Residential	Accumulated	Residential
	of Homes	Land	Improvements	Properties, Gross	Depreciation	Properties, Net

Total at January 1, 2016	527	$6,761,350	$31,744,657	$38,506,007	$(1,630,873)	$36,875,134

Purchases and improvements during 2016:
Acquisitions	97	1,818,200	7,167,800	8,986,000	(1,222,176)	7,763,824
Improvements	-	-	506,581	506,581	-	506,581

Total at December 31, 2016	624	$8,579,550	$39,419,038	$47,998,588	$(2,853,049)	$45,145,539

Purchases, improvements, disposition during 2017:
Acquisitions	181	2,499,190	10,451,666	12,950,856	(1,723,679)	11,227,177
Improvements	-	-	2,418,380	2,418,380	-	2,418,380
Sales	(2)	(23,553)	(118,559)	(142,112)	12,881	(129,231)
Loss due to hurricane/casualties	(4)	(58,826)	(2,770,734)	(2,829,560)	21,140	(2,808,420)

Total at December 31, 2017	799	$10,996,361	$49,399,791	$60,396,152	$(4,542,707)	$55,853,445

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 3. INVESTMENTS IN SINGLE-FAMILY RESIDENTIAL PROPERTIES (continued)

Hurricane Harvey and Hurricane Irma

During the quarter ended September 30, 2017, a significant number of the Company’s properties located in Houston and Jacksonville incurred storm related damages from Hurricane Harvey and Hurricane Irma. The Company determined that four of its homes were damaged beyond repair. The Company has estimated the extent of its asset impairments, damages and repairs to the properties to be approximately $2.8 million and reduced its carrying value of its homes by that amount. The Company has estimated that approximately $2.3 of the damages will be reimbursed in accordance with the Company’s insurance policies. The remaining repair costs of approximately $500,000 represents amounts that will be paid by the Company from its available cash balances and are due to applicable deductible costs and uninsured costs. This amount has been included in casualty losses, net in the statement of operations and has been combined with the results from other casualty gains and losses not directly caused by the storm.

The Company received approximately $950,000 for Hurricane Harvey and Hurricane Irma related damages from its insurers during the year ended December 31, 2017. The remaining insurance reimbursement of approximately $1.4 million has been included in other assets.

The Company is actively repairing all of its damaged homes in both Houston and Jacksonville and anticipates that all properties will be restored to their original operating condition or better. As of December 31, 2017, the Company had made approximately $1.5 million of casualty repairs to its homes which amount is included in the 2017 improvement costs shown above.

Recent Acquisitions

For the year ended December 31, 2017, the Company included $998,743 of rental income, $350,496 of property operating, maintenance and real estate taxes, $257,492 of depreciation, and net operating income of $390,755 in its consolidated statements of operations related to the Company’s acquisitions of additional properties during 2017.

For the year ended December 31, 2016, the Company included $109,088 of rental income, $43,070 of property operating, maintenance and real estate taxes, $147,099 of acquisition costs, $21,721 of depreciation, and net loss of $102,802 in its consolidated statements of operations related to the Company’s acquisitions of additional properties during 2016.

Unaudited Pro Forma Financial Information

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the years ended December 31, 2017 and 2016 prepared as if all of the Company’s acquisitions of properties in 2017 and 2016 had occurred on January 1, 2016. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods.

	For the Year Ended December 31
	2017	2016

Rental income	$8,456,366	$8,383,113
Property operating and maintenance	$2,452,962	$2,407,626
Real estate taxes	$1,425,949	$1,366,814
Depreciation and amortization	$2,139,994	$2,033,395
Interest expense	$1,615,994	$1,612,355
Net loss	$(1,958,658)	$(1,525,463)
Net loss per share, basic and fully diluted	$(0.18)	$(0.19)
Weighted average number of common shares outstanding, basic and fully diluted	10,734,025	8,197,073

The unaudited pro forma information for the years ended December 31, 2017 and 2016 has been adjusted to include the additional interest expense relating to the Company’s 2017 borrowings as if the debt was incurred on January 1, 2016.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At December 31, 2017 and 2016, accounts payable and accrued liabilities consisted of the following:

	2017	2016

Accounts payable	$162,221	$248,456
Real estate taxes payable	781,898	667,811
Accrued compensation, board fees and other	416,633	300,500
Interest payable	92,390	66,468
	$1,453,142	$1,283,235

NOTE 5. NOTES PAYABLE

On January 31, 2017, Reven Housing Texas 2, LLC, a wholly-owned subsidiary of the Company, received loan proceeds and issued a promissory note in the principal amount of $5,020,000 to a regional bank secured by 97 of the Company’s homes located in Texas. Interest accrues at a fixed rate of 4.5% and monthly principal and interest payments will be made based on a 20-year amortization period with the remaining unpaid principal due January 2022.

On April 4, 2017, the Company entered into loan modification agreements with a regional bank on four notes mentioned in the summary below whereby the interest rate on all four loans was modified from a rate of 1% over the prime rate to a fixed rate of 4.5% per annum. Principal and interest payments will be made monthly based on a 25-year amortization period with the remaining unpaid principal on all four loans due on April 5, 2020. The loans have a prepayment penalty of 2% during the first year and 1% during the following year on amounts paid in excess of the scheduled amortization. The loans are secured by deeds of trust encumbering homes in each specified area.

On August 1, 2017, Reven Housing Georgia, LLC, a wholly owned subsidiary of the Company, received loan proceeds and issued a promissory note in the principal amount of $1,793,633 to a regional bank secured by the Company’s homes located in Georgia. Interest accrues at a fixed rate of 4.5% and monthly principal and interest payments will be made based on a 25-year amortization period, with the remaining unpaid principal due July 5, 2020.

On August 22, 2017, Reven Housing Tennessee, LLC, a wholly owned subsidiary of the Company, received loan proceeds and issued a promissory note in the principal amount of $1,155,000 to a regional bank secured by certain of the Company’s homes located in Tennessee. Interest accrues at a fixed rate of 4.5% and monthly principal and interest payments will be made based on a 25-year amortization period, with the remaining unpaid principal due September 5, 2020.

On December 29, 2017, Reven Housing Alabama, LLC, a wholly owned subsidiary of the Company, received loan proceeds and issued a promissory note in the principal amount of $3,793,920 to a regional bank secured by certain of the Company’s homes located in Alabama. Interest accrues at a fixed rate of 4.25% and monthly principal and interest payments will be made based on a 20-year amortization period, with the remaining unpaid principal due January 5, 2023. Subsequent to year end, on February 16, 2018, the Company received additional proceeds of $2,736,630 and the principal balance on this loan was increased to $6,530,550.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 5. NOTES PAYABLE (continued)

A summary of the Company’s notes payable as of December 31, 2017 and December 31, 2016 is as follows:

	2017	2016	Interest Rate (Fixed)	Maturity Date
Note
Reven Housing Texas, LLC	$7,312,030	$7,502,504	4.50%	April, 2020
Reven Housing Texas 2, LLC	4,890,978	-	4.50%	January, 2022
Reven Housing Tennessee, LLC	3,830,791	3,908,829	4.50%	April, 2020
Reven Housing Florida, LLC	3,442,987	3,526,794	4.50%	April, 2020
Reven Housing Florida 2, LLC	4,805,389	4,875,898	4.50%	April, 2020
Reven Housing Georgia, LLC	1,780,765	-	4.50%	July, 2020
Reven Housing Tennessee, LLC	1,148,726	-	4.50%	September, 2020
Reven Housing Alabama, LLC	3,793,920	-	4.25%	January, 2023
	31,005,586	19,814,025
Less deferred loan fees, net	(512,462)	(359,648)
Notes payable, net	$30,493,124	$19,454,377

Costs incurred in the placement of the Company’s debt are deferred and amortized using the effective interest method over the term of the loans as a component of interest expense on the consolidated statements of operations. The amount of unamortized fees are deducted from the remaining principal amount owed on the corresponding notes payable. Unamortized deferred loan costs and fees totaled $512,462 and $359,648 as of December 31, 2017 and December 31, 2016, respectively.

During the years months ended December 31, 2017 and 2016, the Company incurred $1,325,994 and $1,037,355, respectively, of interest expense related to the notes payable, which includes $151,668 and $121,308, respectively, of amortization of deferred loan fees.

The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of December 31, 2017:

2018	$785,729
2019	835,441
2020	21,574,818
2021	323,680
2022	4,344,708
2023	3,141,210
$31,005,586

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

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

Subsequent to December 31, 2017, in January 2018, the Company issued 35,505 shares of the Company’s common stock under the 2012 Plan to certain directors, officers, and consultants of the Company as payment for accrued 2017 compensation. Total compensation for the year ended 2017 that will be paid by the issuance of Company stock was $174,375.

The Company has outstanding warrants that allow holders to purchase up to 263,588 shares at an exercise price of $4.00 per share.  The warrants will expire on September 27, 2018, if not exercised prior to that date.

NOTE 7. INCOME TAXES

The Company currently plans to elect REIT status effective for the year ended December 31, 2017. The Company would then generally not be subject to income taxes assuming it complied with the specific distribution rules applicable to REITs.

The Company has also incurred current and prior year net operating losses; thus the Company is not expecting to incur current income tax expenses, and due to its currently planned election of REIT status commencing in 2017, is not expected to realize any future tax benefits from the current years; or prior years’ operating losses.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and expected carry-forwards are available to reduce taxable income. The Company records a valuation allowance when, in the opinion of management, it is more likely than not, that the Company will not realize some or all deferred tax assets. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance equal to the deferred tax asset at December 31, 2017 and 2016. At December 31, 2016 the Company had federal and state net operating loss carry-forwards of approximately $4,059,000. The federal and state tax loss carry-forwards will begin to expire in 2032, unless previously utilized.

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

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 8. RELATED PARTY TRANSACTIONS

The Company subleased office space on a month-to-month basis from Reven Capital, LLC, which is wholly-owned by Chad M. Carpenter, a shareholder of the Company and its Chief Executive Officer, through January 31, 2016. This arrangement was terminated upon the Company relocating its office space and signing a new lease agreement with an unrelated party. Rental payments under this sub-lease totaled $3,000 for the year ended December 31, 2016. Reven Capital, LLC currently subleases office space from the Company on a month to month basis for a monthly rental of $500. For the years ended December 31, 2017 and 2016, the Company received income from Reven Capital of $6,000 and $5,500, respectively.

NOTE 9. RENTAL INCOME

The Company rents single family homes to individuals under non-cancelable lease agreements generally with a term of one year. Future minimum rental revenues under existing leases on properties are expected to be as follows for the years ending December 31:

2018	$3,485,837
2019	342,876
2020	23,140
$3,851,853

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal and Regulatory

The Company is subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of the Company’s business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements and, therefore, no accrual has been recorded as of the years ended December 31, 2017 and 2016.

Operating Lease

On December 21, 2015, the Company entered into a new office lease agreement. The lease term is 64 months and commenced on February 1, 2016 when the Company relocated to the new space. In addition to monthly rent and utility payments, the Company will also pay its proportionate share of all common area maintenance and taxes above certain 2016 base costs. The lease is subject to annual rent payment escalation clauses. During the year ended December 31, 2017 and 2016, the Company recorded $65,728 and $57,600, respectively, for rental expenses relating to this lease, which is included in general and administration expenses on the accompanying consolidated statement of operations.

A schedule of future minimum lease payments under the operating lease for the following years is as follows:

2018	81,279
2019	83,717
2020	86,229
2021	36,881
$288,106

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 11. SUBSEQUENT EVENTS

Note Payable and Single-family Investment Acquisitions

On February 16, 2018, Reven Housing Alabama, LLC, a wholly owned subsidiary of the Company, received additional loan proceeds of $2,736,630 and amended its promissory note to a total principal amount of $6,530,550 to a bank, secured by deeds of trust encumbering certain of the Company’s homes located in Birmingham, AL. The entire balance of principal and accrued interest is due and payable January 2023. The note provides for monthly principal and interest payments amortized over 20 years at a fixed rate of 4.25% per annum.

The proceeds from this note were used to purchase a portfolio of 27 single-family homes, located in the Birmingham, Alabama metropolitan area for approximately $1,659,000 not including closing and acquisition costs on February 16, 2018.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures .

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

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report. Based on this evaluation, our chief executive officer and chief financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

(b)         Management’s report on internal controls over financial reporting.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision of and with the participation of our chief executive officer and chief financial officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, and our overall control environment.

Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

There were no changes to our internal control over financial reporting (as defined in Rules 15a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2017 fiscal year pursuant to Regulation 14A for our 2018 Annual Meeting of Stockholders, or the 2018 Proxy Statement, and the information to be included in the 2018 Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the 2018 Proxy Statement and is hereby incorporated by reference.

Item 11.	Executive Compensation

The information required by this item will be contained in the 2018 Proxy Statement and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the 2018 Proxy Statement and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the 2018 Proxy Statement and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in the 2018 Proxy Statement and is hereby incorporated by reference.

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

Number	Exhibit Description	Method of Filing

2.1	Articles of Conversion of Reven Housing REIT, Inc.	Incorporated by reference from the Registrant’s Registration Statement on Form S-11 filed with the SEC on May 27, 2014.

3.1	Articles of Incorporation of Reven Housing REIT, Inc.	Incorporated by reference from the Registrant’s Registration Statement on Form S-11 filed with the SEC on May 27, 2014.

3.2	Bylaws of Reven Housing REIT, Inc.	Incorporated by reference from the Registrant’s Registration Statement on Form S-11 filed with the SEC on May 27, 2014.

3.3	Articles of Amendment effective November 5, 2014 (Reverse Stock Split)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 10, 2014.

3.4	Articles of Amendment effective November 5, 2014 (Decrease of Authorized Common)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 10, 2014.

4.1	Form of Warrant issued on October 18, 2012	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 24, 2012.

4.2	Form of Warrant issued on January 3, 2013	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on January 8, 2013.

10.1*	Amended and Restated 2012 Incentive Compensation Plan	Incorporated by reference from the Registrant’s Definitive Information Statement on Schedule 14C filed with the SEC on November 15, 2013.

10.2*	Employment Agreement between Reven Housing REIT, Inc. and Chad M. Carpenter dated March 4, 2013	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2013.

10.3*	Employment Agreement between Reven Housing REIT, Inc. and Thad Meyer dated April 17, 2014	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 22, 2014.

10.4	Voting Agreement by and among Reven Housing REIT, Inc., Chad M. Carpenter and the purchasers identified on the signature pages thereto, dated as of September 27, 2013	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2013.

10.5	Form of Indemnification Agreement between Reven Housing REIT, Inc. and each of its officers and directors	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on May 19, 2014.

10.6	Promissory Note, dated as of June 12, 2014, by Reven Housing Texas, LLC for the benefit of Silvergate Bank, for the principal amount of $7,570,000	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2014.

10.7	Deeds of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of June 12, 2014, by Reven Housing Texas, LLC for the benefit of Silvergate Bank (recorded with Brazoria, Chambers, Fort Bend, Galveston and Harris Counties, Texas)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2014.

10.8	Holdback Agreement, dated June 12, 2014, by and between Reven Housing Texas, LLC and Silvergate Bank	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2014.

10.9	Unsecured Environmental Indemnity Agreement, dated as of June 12, 2014, by Reven Housing Texas, LLC for the benefit of Silvergate Bank	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2014.

10.10	Subordination of Management Agreement, dated as of June 12, 2014, by and between Reven Housing Texas, LLC, Silvergate Bank and Red Door Housing, LLC, as property manager	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2014.

10.11	Assignment and Assumption of Single Family Homes Real Estate Purchase and Sale Agreement dated March 13, 2015 by and between Reven Housing Florida, LLC and Reven Housing Florida 2, LLC	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2015.

10.12*	Restricted Stock Agreement dated October 16, 2014 between Chad M. Carpenter and Reven Housing REIT, Inc.	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

10.13*	Restricted Stock Agreement dated October 16, 2014 between Thad L. Meyer and Reven Housing REIT, Inc.	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

10.14	Promissory Note, dated as of November 17, 2014, by Reven Housing Tennessee, LLC for the benefit of Silvergate Bank, for the principal amount of $3,952,140.00	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

10.15	Deeds of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of November 17, 2014, by Reven Housing Tennessee, LLC for the benefit of Silvergate Bank (recorded with Brazoria, Chambers, Fort Bend, Galveston and Harris Counties, Texas)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

10.16	Unsecured Environmental Indemnity, dated November 17, 2014, by and between Reven Housing Tennessee, LLC and Silvergate Bank	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

10.17	Subordination of Management Agreement, dated as of November 17, 2014, by and between Reven Housing Tennessee, LLC, Silvergate Bank and Marathon Management, LLC, as property manager	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

10.18	Promissory Note, dated as of March 10, 2015, by Reven Housing Florida, LLC for the benefit of Silvergate Bank, for the principal amount of $ 3,526,985.00	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

10.19	Deeds of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of March 10, 2015, by Reven Housing Florida, LLC for the benefit of Silvergate Bank	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

10.20	Unsecured Environmental Indemnity, dated March 10, 2015, by and between Reven Housing Florida, LLC and Silvergate Bank	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

10.21	Subordination of Management Agreement, dated as of March 10, 2015, by and between Reven Housing Florida, LLC, Silvergate Bank and Suncoast Property Management, LLC, as property manager	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

10.22	Contribution Agreement dated June 1, 2015 among Reven Housing REIT, Inc., Reven Housing GP, LLC and Reven Housing REIT OP, L.P.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2015.

10.23	Promissory Note, dated as of October 14, 2015, by Reven Housing Florida 2, LLC for the benefit of Silvergate Bank, for the principal amount of $5,015,060	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2015.

10.24	Mortgages, Assignments of Leases and Rents, Security Agreements and Fixture Filings dated October 9, 2015, by Reven Housing 2 Florida, LLC for the benefit of Silvergate Bank	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2015.

10.25	Unsecured Environmental Indemnity Agreement, dated October 9, 2015, by Reven Housing 2 Florida, LLC for the benefit of Silvergate Bank	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2015.

10.26	Subordination of Management Agreement dated October 9, 2015 among Reven Housing 2 Florida, LLC for the benefit of Silvergate Bank and Suncoast Property Management, LLC	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2015.

10.27	Guaranty dated October 9, 2015 by Reven Housing REIT, Inc. for the benefit of Silvergate Bank	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2015.

10.28	Lease Agreement dated December 21, 2015 between Reven Housing REIT, Inc. and United Hansel, Inc.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2015.

10.29	Amendment No. 1 dated February 1, 2016 to Employment Agreement between Reven Housing REIT, Inc. and Chad M. Carpenter dated March 4, 2013	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 2, 2016.

10.30	Amendment No. 1 dated February 1, 2016 to Employment Agreement between Reven Housing REIT, Inc. and Thad Meyer dated April 17, 2014	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 2, 2016.

10.31	Single Family Homes Real Estate Purchase and Sale Agreement (Houston 100) dated September 27, 2016	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2016

10.32	Single Family Homes Real Estate Purchase and Sale Agreement (Atlanta 50) dated December 7, 2016	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 12, 2016

10.33	Single Family Homes Real Estate Purchase and Sale Agreement (Birmingham 72) dated December 9, 2016	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2016

10.34	Promissory Note Secured by Deeds of Trust dated January 31, 2017 between Registrant and Lubbock National Bank, a Texas corporation	Incorporated by reference from the Registrant’s Registration Statement on Form S-11 filed with the SEC on May 5, 2017

10.35	Single Family Homes Real Estate Purchase and Sale Agreement (Memphis 27) dated February 16, 2017	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 21, 2017

10.36	Amendment dated February 17, 2017 to Single Family Homes Real Estate Purchase and Sale Agreement (Atlanta 50) dated December 7, 2016	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2017

10.37	Amendment dated February 17, 2017 to Single Family Homes Real Estate Purchase and Sale Agreement (Birmingham 72) dated December 9, 2016	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2017

10.38	Second Amendment dated March 1, 2017 to Single Family Homes Real Estate Purchase and Sale Agreement (Birmingham 72) dated December 9, 2016	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed with the SEC on filed on March 3, 2017

10.39	Third Amendment dated March 31, 2017 to Single Family Homes Real Estate Purchase and Sale Agreement (Birmingham 72) dated December 9, 2016.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017

10.40	Loan Modification Agreement dated March 21, 2017 between Reven Housing Tennessee, LLC and Silvergate Bank	Incorporated by reference from the Registrant’s Registration Statement on Form S-11 filed with the SEC on May 5, 2017

10.41	Loan Modification Agreement dated April 4, 2017 between Reven Housing Texas, LLC and Silvergate Bank	Incorporated by reference from the Registrant’s Registration Statement on Form S-11 filed with the SEC on May 5, 2017

10.42	Loan Modification Agreement dated March 21, 2017 between Reven Housing Florida, LLC and Silvergate Bank	Incorporated by reference from the Registrant’s Registration Statement on Form S-11 filed with the SEC on May 5, 2017

10.43	Loan Modification Agreement dated March 21, 2017 between Reven Housing Florida 2, LLC and Silvergate Bank	Incorporated by reference from the Registrant’s Registration Statement on Form S-11 filed with the SEC on May 5, 2017

10.44	Single Family Homes Real Estate Purchase and Sale Agreement (Birmingham 50) dated September 6, 2017. Single Family Homes Real Estate Purchase and Sale Agreement (Birmingham 50) dated September 6, 2017.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on September 7, 2017

10.45	Amendment to Real Estate Purchase and Sale Agreement (Birmingham 50) dated September 27, 2017.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2017

10.46	Single Family Homes Real Estate Purchase and Sale Agreement (Birmingham 40) dated October 12, 2017.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2017

10.47	Second Amendment to Real Estate Purchase and Sale Agreement (Birmingham 50) dated October 31, 2017.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2017

10.48	Promissory Note Secured by Deeds of Trust dated July 28, 2017 between Registrant and Silvergate Bank, a California corporation	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 9, 2017

10.49	Promissory Note Secured by Deeds of Trust dated August 21, 2017 between Registrant and Silvergate Bank, a California corporation	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 9, 2017

10.50	Single Family Homes Real Estate Purchase and Sale Agreement (Birmingham 50) dated September 6, 2017	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on September 7, 2017

10.51	Amendment to Real Estate Purchase and Sale Agreement (Birmingham 50) dated September 27, 2017.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 9, 2017

10.52	Amendment to Real Estate Purchase and Sale Agreement (Birmingham 50) dated December 14, 2017.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2017

10.53	Amendment to Real Estate Purchase and Sale Agreement (Birmingham 40) dated December 14, 2017.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2017

10.54	Loan Agreement dated December 29, 2017 between Reven Housing Alabama, LLC (and SouthPoint Bank,	Electronically filed herewith

10.55	Amendment dated January 31, 2018 to Single Family Homes Real Estate Purchase and Sale Agreement dated October 12, 2017.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 2, 2018

10.56	Amendment to Loan Documents dated February 15, 2018 between Reven Housing Alabama, LLC and SouthPoint Bank.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 20, 2018

21.1	List of Subsidiaries of Reven Housing REIT, Inc.	Incorporated by reference from the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 11, 2015.

23.1	Consent of Squar, Milner, LLP	Filed electronically herewith.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Filed electronically herewith.

101.INS	XBRL Instance Document	Filed electronically herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed electronically herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith.

* Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

REVEN HOUSING REIT, INC.

Date: March 29, 2018	By:	/s/ Chad M. Carpenter
Chad M. Carpenter,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chad M. Carpenter	President, Chief Executive Officer	March 29, 2018
Chad M. Carpenter	and Chairman of the Board
(Principal Executive Officer)

/s/ Thad L. Meyer	Chief Financial Officer	March 29, 2018
Thad L. Meyer	(Principal Financial and Accounting Officer)

/s/ Jon Haahr	Director	March 29, 2018
Jon Haahr

/s/ Xiaofan Bai	Director	March 29, 2018
Xiaofan Bai

/s/ Xiaohang Bai	Director	March 29, 2018
Xiaohang Bai

/s/ Richard P. Imperiale	Director	March 29, 2018
Richard P. Imperiale

/s/ Richard Xinghua Wang	Director	March 29, 2018
Richard Xinghua Wang

/s/ William Yifeng Huang	Director	March 29, 2018
William Yifeng Huang

/s/ Zhen Luo	Director	March 29, 2018
Zhen Luo

-24-