Form 10-K/A
period 2017-12-31
Reven Housing REIT, Inc.
filed 2018-04-30
CIK 1487782

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE:

Reven Housing REIT, Inc., a Maryland corporation. (the “Company”, “we”, “our” or “us”), is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2017, originally filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2018 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, the information required by Part III, Items 10, 11, 12, 13, and 14 of Form 10-K, a signature page and certifications required to be filed as exhibits.

The reference on the cover of the Original Filing to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, including Items 10 through 14 of the Original Filing, is hereby amended and restated in its entirety. This Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing and, except as described above, does not modify or update any other disclosures.

FORWARD LOOKING STATEMENTS

This Amendment No. contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Such statements can generally be identified by words such as “anticipates”, “expects”, “intends”, “will”, “could”, “believes”, “estimates”, “continue” and similar expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in, or implied by, the forward-looking statements. Factors that could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects, as well as our ability to make distributions to our shareholders are discussed more fully in the sections “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Original Filing.

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

Set forth below are the names, ages and positions of our directors and executive officers as of the date of this report.

Name	Age	Position
Chad M. Carpenter	52	President, Chief Executive Officer and Chairman of the Board of Directors
Thad L. Meyer	57	Chief Financial Officer, Chief Operating Officer and Secretary
Jon Haahr	64	Director
Richard P. Imperiale	58	Director
Xiaofan Bai	35	Director
Xiaohang Bai	29	Director
Yifeng Huang	32	Director
Xinghua Wang	35	Director
Zhen Luo	35	Director

Set forth below is biographical information for each of our directors and executive officers.

Chad M. Carpenter has served as our President and Chief Executive Officer and as a member of our Board of Directors since July 2, 2012, and as the Chairman of our Board of Directors since August 29, 2012. Mr. Carpenter also served as our Chief Financial Officer from July 2, 2012 to December 26, 2013 and as our Secretary from July 2, 2012 to July 5, 2012. Mr. Carpenter is the Chief Executive Officer and a member of the Board of Directors of Reven Capital, LLC (“Reven Capital”), a private real estate investment firm focused on opportunistic investing, positions he has held since he founded Reven Capital in January 2009. Mr. Carpenter oversees all aspects of Reven Capital’s operations and chairs all investment committees and boards for each of its funds. Prior to founding Reven Capital, Mr. Carpenter served in various executive officer capacities, including Chief Executive Officer and Chief Financial Officer, and a member of the investment committee of Equastone, LLC (“Equastone”) since he co-founded the company in 1994. Equastone was primarily engaged in the investment of office properties in the western and southern regions of the United States. Mr. Carpenter has been involved in over $2 billion in real estate transactions, with over 27 years of experience in real estate, investing, fund management, operations and brokerage across multiple property types. In addition, Mr. Carpenter has experience with international investments and the acquisition of distressed debt and related foreclosure. He is a frequent speaker on the topic of real estate investing and real estate capital markets. In 2005, Mr. Carpenter was selected as one of Real Estate Southern California’s “40 Under 40.” In 2007, he was a finalist for the Ernst & Young Entrepreneur of the Year Award in San Diego and was also chosen as one of the “20 Rising Stars of Real Estate” globally by Institutional Investor News. Mr. Carpenter also currently serves on the Board of Directors of Western Residential Opportunity Fund, LLC, and he was a member of the Board of Directors of Dahc Investments, Inc. from January 2009 to December 2012. Mr. Carpenter holds a Bachelor of Arts degree in Economics from the University of Southern California. We believe that Mr. Carpenter’s experience as President and Chief Executive Officer of Reven Housing REIT, Inc. and his many years of industry experience qualify him to be a member of our Board of Directors.

Jon K. Haahr has served as a member of our Board of Directors since July 5, 2012. Mr. Haahr is senior managing principal of Silver Portal Capital, LLC, an investment and merchant bank focusing exclusively on the real estate sector, which he founded in 2001. In this role, Mr. Haahr provides strategic and financial advice and capital formation services to real estate clients with interests in a wide range of commercial, healthcare and hospitality properties. Prior to founding Silver Portal, Mr. Haahr was co-head and managing director of real estate investment banking for Wachovia Securities from 1999 to 2000. Mr. Haahr founded and managed the Real Estate and Lodging Group at EVEREN Securities, Inc., the successor firm to Kemper Securities, from 1991 to 1999. Mr. Haahr also served on the board of directors of Clarion Partners Property Trust Inc. from June 2010 to July 2013 and as non-executive chairman of the board of directors of Genea Energy Partners, Inc. from April 2011 to August 2011. Other past board directorships include Great Lakes REIT, Inc. (NYSE: GL) and Arlington Hospitality, Inc. (NASDAQ: HOST). He also previously served as a Trustee of the James A. Graaskamp Center for Real Estate School at the University of Wisconsin in Madison. Mr. Haahr maintains a number of industry affiliations, including the Urban Land Institute, an industry association representing community builders and Pension Real Estate Association, an industry association for institutional real estate investors. Mr. Haahr is a certified public accountant and holds a Bachelor of Arts in Economics from Iowa State University in Ames and a Master of Business Administration from the University of Iowa in Iowa City. We believe that Mr. Haahr’s real estate investment banking experience, his prior experience on the board of directors of public and private companies, and his certified public accountant designation qualify him to be a member of our Board of Directors.

Richard P. Imperiale was appointed to our Board of Directors on June 13, 2017. Since 1984, Mr. Imperiale has served as President of the Uniplan Companies, a Milwaukee, Wisconsin based investment advisory holding company that, together with its affiliates, manages and advises over $2.5 billion in client accounts. Uniplan Companies was founded by Mr. Imperiale in 1984 and specializes in managing equity-income, REIT and micro cap specialty portfolios for clients. Mr. Imperiale started his career at the First Wisconsin National Bank (now U.S. Bank), where he served as a credit analyst from September 1979 to April 1982. In May 1982, Mr. Imperiale joined B.C. Ziegler & Company, a Midwest regional brokerage firm where he served as an Associate Portfolio Manager and was instrumental in the development of portfolio strategies for one of the first hedged municipal bond mutual funds in the country. Mr. Imperiale currently sits on the board of Retail Properties of America (RPAI: NYSE), a REIT that owns and operates a portfolio of high quality, strategically located shopping centers in the United States, and I-Select Fund, a St. Louis, Missouri based venture fund. Previously, Mr. Imperiale sat on the board of directors and was a member of the audit committee of Ellington Housing Inc., a single family rental REIT, which subsequently sold its single family homes to American Homes 4 Rent. Mr. Imperiale has authored several books on investing, including “Real Estate Investment Trusts: New Strategies for Portfolio Management”, published by John Wiley & Sons, 2002. In 2013 Mr. Imperiale was recognized by the National Association of Corporate Directors as a Board Leadership Fellow. Mr. Imperiale attended Marquette University Business School where he received a B.S. in Finance. We believe that Mr. Imperiale’s investment advisory and portfolio management experience qualify him to be a member of our Board of Directors.

Xiaofan Bai was appointed to our Board of Directors on September 27, 2013. He is currently the Director of Allied Fortune (HK) Management Ltd, which is a fund and asset management company focusing primarily in the real estate sector. In this role, Mr. Bai oversees all aspects of Allied Fortune’s operations and manages its investment funds and real assets. Prior to founding Allied Fortune in June 2012, Mr. Bai was the Senior Investment Manager in China Pacific Insurance Co., the third largest insurance company in China, from June 2011 to May 2012. Mr. Bai previously worked for the real estate investment banking team at Macquarie Bank, where he participated in deals in Australia, Hong Kong, China, Japan and the USA and was primarily responsible for due diligence, corporate valuation, negotiation and other investment banking activities. From March 2009 to April 2011, Mr. Bai worked in the Proprietary Trading Department of ShenYinWanGuo Securities Co. Mr. Bai holds a Bachelor’s Degree in Finance and a Master’s Degree in Accounting, both from the University of Sydney. We believe that Mr. Bai’s professional experience in investment banking, asset management and corporate management qualify him to be a member of our Board of Directors.

Xiaohang Bai was appointed to our Board of Directors on September 27, 2013. Mr. Bai has served as the Chief Investment Officer of Allied Fortune (HK) Management Ltd since August 2013. In this role, Mr. Bai leads the research team on global equities and provides professional skills in asset management. Mr. Bai specializes in real estate stock investment and investment fund management. From June 2012 to August 2013, Mr. Bai served as an equity investment manager of Fanyu Investment Limited, a wholly-owned subsidiary of Allied Fortune. Mr. Bai is a FRM Part II candidate. He holds a Bachelor of Science degree in Finance from the Shanghai University of International Business and Economics and a Master of Science degree in Finance from Clark University. We believe that Mr. Bai’s professional experience relating to investments in global equities, especially in the real estate sector, qualify him to be a member of our Board of Directors.

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

Xinghua Wang was appointed to our Board of Directors on November 3, 2014. Mr. Wang has served as the China regional financial controller of Otis, the world’s leading manufacturer of elevators, escalators and moving walkways, since June 2016. Prior to joining Otis, Mr. Wang had been employed by Deloitte Touche Tohmatsu CPA LLP since 2005, most recently as Senior Audit Manager since 2014, pursuant to which he managed audits of international companies, including corporations listed on the Nasdaq Stock Market and New York Stock Exchange. Mr. Wang is a certified public accountant licensed by the State of Alaska and a member of the Chinese Institute of Certified Public Accountants. Mr. Wang received a Bachelor’s Degree in Science from Shanghai Jiatong University in China. We believe that Mr. Wang’s prior experience as an audit manager of an international PCAOB member firm and his certified public accountant designation qualify him to be a member of our Board.

Zhen Luo was elected to our Board on January 20, 2017. Since May 2010, Mr. Luo has served as general manager of Shanghai Huazhou Real Estate Development, a Shanghai-based real estate development company. He also worked for Tishman Speyer from 2008 to 2010 and for Grosvenor Limited from 2006 to 2008, each of which are real estate development companies. Mr. Luo holds degrees in Economics from the University of York and Finance and Real Estate Economics from London School of Economics and Political Science. We believe that Mr. Luo’s extensive professional experience in real estate development and investing qualify him to be a member of our Board.

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

Committees of the Board of Directors

Our Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each of these committees consists of three members, all of whom are “independent” directors in accordance with the listing standards established by the NASDAQ Capital Market. Each of our board committees is subject to a charter that complies with current SEC and NASDAQ rules relating to corporate governance matters. Each of our committees operates under a written charter, a copy of which is available at our investor relations website located at http://www.revenhousingreit.com.

Audit Committee

The Audit Committee, which is composed of Richard P. Imperiale, Jon Haahr, and Xinghua Wang and for which Mr. Imperiale currently serves as the Chairman, assists our Board of Directors in overseeing our accounting and financial reporting processes and the audits of our financial statements. Our Board of Directors has affirmatively determined that each of the Audit Committee members meets the definition of “independent director” for purposes of the NASDAQ Capital Market rules and the independence requirements of Rule 10A-3 of the Securities Exchange Act of 1934, as amended. Our Board of Directors has also determined that Mr. Wang qualifies as an “audit committee financial expert” under SEC rules and regulations and that each of the other members of the Audit Committee is financially literate within the meaning of Rule 10A-3. During the year ended December 31, 2017, our Audit Committee met four times.

Compensation Committee

The Compensation Committee, which is composed of Messrs. Xiaofan Bai, Xiaohang Bai and Jon Haahr, and for which Mr. Xiaofan Bai currently serves as the Chairman, approves all compensation for our executive officers and otherwise supports our Board of Directors in fulfilling its oversight responsibilities relating to senior management and director compensation, including the administration of our Amended and Restated 2012 Incentive Compensation Plan, and reviews compensation received by directors for service on our Board of Directors and its committees. Our Board of Directors has determined that each of the members of our Compensation Committee satisfies the NASDAQ Capital Market’s independence standards. During the year ended December 31, 2017, our Compensation Committee met four times.

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

Our Nominating and Corporate Governance Committee believes that candidates for director should have certain minimum qualifications, including the ability to read and understand basic financial statements, being over 21 years of age, and having the highest personal integrity and ethics. The committee also intends to consider such factors as diversity, an individual’s business experience and skills, independence, judgment, integrity and ability to commit sufficient time and attention to the activities of the Board, as well as the absence of any potential conflicts with our Company’s interests. However, the Nominating and Corporate Governance Committee retains the right to modify these qualifications from time to time. Candidates for director nominees are reviewed in the context of the current composition of the Board, the operating requirements of our company, and the long-term interests of our stockholders. In conducting this assessment, the Nominating and Corporate Governance Committee typically considers diversity, age, skills, and such other factors as it deems appropriate, given the current needs of the Board and our Company, to maintain a balance of knowledge, experience, and capability.

Our Nominating and Corporate Governance Committee will consider for directorship candidates nominated by third parties, including stockholders. However, at this time, our Nominating and Corporate Governance Committee does not have a policy with regard to the consideration of director candidates recommended by stockholders. The Nominating and Corporate Governance committee believes that it is in the best position to identify, review, evaluate, and select qualified candidates for Board membership, based on the comprehensive criteria for Board membership approved by the Board. For a third party to suggest a candidate, one should provide our corporate secretary, Thad L. Meyer, with the name of the candidate, together with a brief biographical sketch and a document indicating the candidate’s willingness to serve if elected.

The Nominating and Corporate Governance Committee operates under a written charter that satisfies the applicable listing requirements and rules of the Nasdaq Stock Market. During the year ended December 31, 2017, our Nominating and Corporate Governance Committee met two times.

Board Leadership Structure

Mr. Carpenter has served as our Chief Executive Officer since July 2012 and as our chairman of the board since August 2012. While we do not have a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, our Board of Directors has determined that at this time it is appropriate for the Chairman and the Chief Executive Officer to be the same individual. The Board of Directors has also determined, for the reasons set forth herein, that a lead independent director is not necessary and has not appointed one at this time. In making these determinations, the Board of Directors considered the relative size of the Company, the size of the Board of Directors and the fact that all remaining members of the Board of Directors are independent Directors. The Board believes that having a combined role, considering the Company’s size, enhances the ability to provide insight and direction on important strategic initiatives to both management and the Board, and to ensure that they act with a common purpose. We also believe that our overall corporate governance policies and practices adequately address any governance concerns raised by the dual Chief Executive Officer and Chairman role. Separating the roles would potentially result in less effective management and governance processes through undesirable duplication of work and, in worst case, lead to a blurring of the current clear lines of accountability and responsibility.

Role of the Board in Risk Oversight

One of the key functions of our Board of Directors is informed oversight of our risk management process. Our Board of Directors will administer this oversight function directly, with support from its three standing committees: the Audit Committee, the Nominating and Corporate Governance committee and the Compensation Committee, each of which will address risks specific to its respective areas of oversight. In particular, our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also monitors compliance with legal and regulatory requirements, in addition to oversight of the performance of our internal audit function. Our Nominating and Corporate Governance Committee will monitor all current and proposed property investments, evaluate the performance of such investments, monitor the effectiveness of our corporate governance guidelines, including whether they are able to prevent illegal or improper liability-creating conduct. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking.

Process for Stockholders to Send Communications to our Board of Directors

Because we have always maintained open channels of communication with our stockholders, we do not have a formal policy that provides a process for stockholders to send communications to our Board. However, if a stockholder would like to send a communication to our Board, please address the letter to the attention of our corporate secretary, Thad L. Meyer and it will be distributed to each director.

Compensation Committee Interlocks and Insider Participation

None of our independent directors is currently or has been at any time one of our officers or employees. None of our executive officers currently serves, or has served during the last year, as a member of the Board or compensation committee of any entity that has one or more executive officers serving as a member of our Board.

Section 16(A) Beneficial Ownership Reporting Compliance

Rules adopted by the SEC under Section 16(a) of the Exchange Act require our officers and directors, and persons who own more than 10% of the issued and outstanding shares of our equity securities, to file reports of their ownership, and changes in ownership, of such securities with the SEC on Forms 3, 4 or 5, as appropriate. Such persons are required by the regulations of the SEC to furnish us with copies of all forms they file pursuant to Section 16(a).

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during our most recent fiscal year, and any written representations provided to us, we believe that all of the officers, directors, and owners of more than 10% of the outstanding shares of our common stock complied with Section 16(a) of the Exchange Act for the year ended December 31, 2017.

Code of Ethics

We have adopted a code of ethics for all employees, including the chief executive officer, principal financial officer and principal accounting officer or controller, and/or persons performing similar functions, which is available on our website, under the link entitled “Code of Ethics”.

Item 11.	Executive Compensation

Executive Officers

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to our chief executive officer and our two other highest paid executive officers for the years ended December 31, 2017 and 2016.

Name and Principal Position	Year	Salary	Bonus	Stock Awards		Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Chad M. Carpenter	2017	$277,200	$50,000	$50,000	(3)					$377,200
CEO (1)	2016	$252,000	$80,000							$332,000

Thad L. Meyer	2017	$254,100	$50,000	$50,000	(3)					$354,100
CFO, COO (2)	2016	$220,500	$80,000							$300,500

(1)	Mr. Carpenter received monthly salary payments of $23,100 during 2017 and $21,000 during 2016 in accordance with his employment agreement.

(2)	Mr. Meyer has served as our CFO since December 26, 2013 and as our COO since April 17, 2014. Mr. Meyer received monthly salary payments of $21,175 during 2017 and $18,375 during 2016.

(3)	Our compensation committee awarded Mr. Carpenter and Mr. Meyer each restricted share grants of 10,800 shares of our common stock. The dollar values of the share grants reflect the grant date fair value computed in accordance with FASB ASC Topic 718.

Narrative Disclosure to Summary Compensation Table

Chad M. Carpenter

Mr. Carpenter has served as our President, Chief Executive Officer and director since July 2, 2012, and as Chairman since August 29, 2012. On March 4, 2013, we entered into an employment agreement with Mr. Carpenter in connection with Mr. Carpenter’s services as our Chief Executive Officer. The employment agreement provides for an initial term of five years and automatically renews for successive two-year terms, unless we or Mr. Carpenter elects not to renew. Under the employment agreement, effective as of the date we have received at least $10 million of capital (net of taxes and expenses), Mr. Carpenter is entitled to begin receiving an annual base salary of $240,000. As of September 2013, we reached that benchmark, and Mr. Carpenter began receiving salary payments pursuant to the employment agreement. Mr. Carpenter received monthly salary payments of $21,000 during 2016 in accordance with that agreement. In December 2016, our compensation committee approved an increase of Mr. Carpenter’s monthly salary to $23,100 commencing January 1, 2017.

Mr. Carpenter will be entitled to bonuses ranging from 50% to 200% of his base salary based on the satisfaction of performance criteria to be established by the Compensation Committee of our Board of Directors. Mr. Carpenter will also be entitled to participate in any benefit plans or other incentive plans that may be offered by us to employees and executives and will be eligible to receive stock options and other equity awards under our Amended and Restated 2012 Incentive Compensation Plan (the “2012 Plan”) as determined by the Board. In the event that Mr. Carpenter’s employment is terminated by us without cause, Mr. Carpenter leaves for good reason as specified in the employment agreement or the employment agreement is not extended by us without cause or by Mr. Carpenter for good reason, then Mr. Carpenter will be entitled to receive a severance payment equal to two times the sum of his annual base salary and target bonus plus a lump-sum payment equal to the greater of 1% of the value of our company at the time of notice of termination or $2,000,000, less any gross amounts received or realized by Mr. Carpenter in respect of any stock options or equity awards granted to him during the term his employment. Mr. Carpenter will also be entitled to the severance payment if his employment is terminated by us without cause or by Mr. Carpenter for good reason during the 18-month period following a change in control of our company. Furthermore, we have agreed to reimburse Mr. Carpenter for actual expenses incurred in connection with the organization and startup of our business as a housing REIT and any additional expenses incurred during the term of his employment. In addition, on each anniversary of Mr. Carpenter’s employment, our Compensation Committee shall undertake a compensation review of comparable public companies in order to determine the amount of any increases to Mr. Carpenter’s base salary, based on competitive compensation of chief executive officers at such comparable public companies, which amount should be consistent with at least the fiftieth (50%) percentile of such comparable compensation.

On October 16, 2014, we granted to Mr. Carpenter 275,000 shares of our common stock pursuant to a Restricted Stock Agreement. Pursuant to the agreement, all 275,000 shares are subject to vesting and risk of forfeiture based on our ability to achieve certain milestones, provided that Mr. Carpenter remains in our service as an employee, director or consultant as of the date of such milestone, as follows:

•	68,750 shares vested upon our consummation of an equity raise of at least $25 million (or any lesser amount raised in a public offering), which was satisfied upon the completion of our 2016 public offering;
•	82,500 shares shall vest upon the earlier to occur of (i) the date we consummate an equity raise of at least an additional $50 million (in addition to the equity capital raised in the first vesting event above) or (ii) the date we consummate portfolio acquisitions in the aggregate amount of $100 million measured from August 1, 2014;
•	96,250 shares shall vest upon the earlier to occur of (i) the date we consummate an equity raise of at least an additional $150 million (in addition to the equity capital raised in the first two vesting events above) or (ii) the date we consummate portfolio acquisitions in the additional aggregate amount of $300 million (in addition to the portfolio acquisitions referred to in the second vesting event above) measured from August 1, 2014; and
•	27,500 shares shall vest upon the date we make cash distributions to shareholders at a rate of at least $0.20 per share annualized over any four consecutive quarters.

For vesting conditions relating to equity raises, any equity capital acquired by us from, or by way of introductions made by, our Director and controlling beneficial owner, Xiaofan Bai, or his affiliates shall not be counted towards the dollar thresholds. In the event of a change in control of our company, all unvested shares shall immediately vest as of the date of the change in control.

In February 2016, we granted to Mr. Carpenter 10,435 shares of our common stock pursuant to a restricted stock agreement as part of his 2015 compensation. The shares are subject to vesting and risk of forfeiture based on Mr. Carpenter’s continued service to our company on each of the vesting dates. The shares vest in equal one-third annual installments commencing January 1, 2017.

In January 2018, we granted to Mr. Carpenter 10,800 shares of our common stock as part of his 2017 compensation.

Thad L. Meyer

On April 17, 2014, we entered into an employment agreement with Thad L. Meyer in connection with Mr. Meyer’s services as our Chief Financial Officer, Chief Operating Officer, and Secretary. The employment agreement provides for an initial term of five years and automatically renews for successive two-year terms, unless we or Mr. Meyer elects not to renew. Under the employment agreement, Mr. Meyer received monthly salary payments $18,375 during 2016. In December 2016, our compensation committee determined to increase Mr. Meyer’s monthly salary under the agreement to $21,175 commencing January 1, 2017. Mr. Meyer will be entitled to bonuses ranging from 50% to 200% of his base salary based on the satisfaction of performance criteria to be established by the Compensation Committee of the Board of Directors. Mr. Meyer will also be entitled to participate in any benefit plans or other incentive plans that may be offered by us to employees and executives and will be eligible to receive stock options and other equity awards under our 2012 Plan as determined by the Board. In the event that Mr. Meyer’s employment is terminated by us without cause or Mr. Meyer leaves for good reason as specified in the employment agreement, then Mr. Meyer will be entitled to receive a severance payment equal to the sum of his annual base salary and target bonus. Mr. Meyer will also be entitled to the severance payment if his employment is terminated by us without cause or by Mr. Meyer for good reason during the 12-month period following a change in control of our company. Furthermore, we have agreed to reimburse Mr. Meyer for all reasonable expenses actually paid or incurred by him during the term of his employment in the course of and pursuant to the business of our company. The employment agreement also binds Mr. Meyer to a standard non-competition covenant for the term of the agreement plus the one-year period immediately following termination of his employment.

On October 16, 2014, we granted to Mr. Meyer 100,000 shares of our common stock pursuant to a Restricted Stock Agreement. Pursuant to the agreement, all 100,000 shares are subject to vesting and risk of forfeiture based on our ability to achieve certain milestones, provided that Mr. Meyer remains in our service as an employee, director or consultant as of the date of such milestone, as follows:

•	25,000 shares vested upon our consummation of an equity raise of at least $25 million (or any lesser amount raised in a public offering), which was satisfied upon the completion of our 2016 public offering;
•	30,000 shares shall vest upon the earlier to occur of (i) the date we consummate an equity raise of at least an additional $50 million (in addition to the equity capital raised in the first vesting event above) or (ii) the date we consummate portfolio acquisitions in the aggregate amount of $100 million measured from August 1, 2014;
•	35,000 shares shall vest upon the earlier to occur of (i) the date we consummate an equity raise of at least an additional $150 million (in addition to the equity capital raised in the first two vesting events above) or (ii) the date we consummate portfolio acquisitions in the additional aggregate amount of $300 million (in addition to the portfolio acquisitions referred to in the second vesting event above) measured from August 1, 2014; and
•	10,000 shares shall vest upon the date we make cash distributions to shareholders at a rate of at least $0.20 per share annualized over any four consecutive quarters.

For vesting conditions relating to equity raises, any equity capital acquired by us from, or by way of introductions made by, our Director and controlling beneficial owner, Xiaofan Bai, or his affiliates shall not be counted towards the dollar thresholds. In the event of a change in control of our company, all unvested shares shall immediately vest as of the date of the change in control.

In February 2016, we granted to Mr. Meyer 8,696 shares of our common stock pursuant to a restricted stock agreement as part of his 2015 compensation. The shares are subject to vesting and risk of forfeiture based on Mr. Meyer’s continued service to our company on each of the vesting dates. The shares vest in equal one-third annual installments commencing January 31, 2017.

In January 2018, we granted to Mr. Meyer 10,800 shares of our common stock as part of his 2017 compensation.

Outstanding Equity Awards at December 31, 2017

	Stock awards
Name	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Chad M. Carpenter, CEO	—	—	213,206	(1)	$987,144	(2)
Thad L. Meyer, CFO	—	—	80,797	(1)	$374,090	(2)

(1)	Represents (i) 206,250 and 75,000 shares granted to Mr. Carpenter and Mr. Meyer, respectively, in October 2014 and (i) 6,956 and 5,797 shares granted to Mr. Carpenter and Mr. Meyer, respectively, in February 2016. All of the shares were subject to vesting and risk of forfeiture as of December 31, 2017. As of the date of this proxy statement, 3,478 of Mr. Carpenter’s shares and 2,899 of Mr. Meyer’s shares have vested. Please see the narrative discussion of the officer’s compensation arrangements located above for the terms of the share grant and vesting conditions.

(2)	Market value is based on the last sale price of our common shares on December 29, 2017 in the amount of $4.63 per share.

Compensation of Non-Employee Directors

During the year ended December 31, 2017, we issued an aggregate of 8,505 shares of restricted stock awards pursuant to our Amended and Restated 2012 Incentive Compensation Plan (the “2012 Plan”) to certain non-employee members of our Board of Directors for their services through December 31, 2017. Additionally, the non-employee members of our Board of Directors received for their services total annual fees of $315,625 for the year ended December 31, 2017 in addition to reimbursement for our independent directors for reasonable out-of-pocket expenses incurred in connection with the performance of their duties as directors, including, without limitation, travel expenses in connection with their attendance in person at meetings of our Board of Directors and its committees.

In reviewing the table below, please note that Siyu Lan and Christopher Gann resigned as members of our Board of Directors in October, 2017. Richard P. Imperiale joined our Board of Directors in June 2017.

2017 Director Compensation Table

Name	Fees Earned	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Deferred Compensation Earnings	All Other Compensation	Total
Jon Haahr	$70,000	$10,000	—	—	—	—	$80,000
Xiaofan Bai	$87,500	$12,500	—	—	—	—	$100,000
Xiaohang Bai	$35,000	$5,000	—	—	—	—	$40,000
Siyu Lan	$11,250	—	—	—	—	—	$11,250
Christopher Gann	$37,500	—	—	—	—	—	$37,500
Yifeng Huang	$11,250	—	—	—	—	—	$11,250
Xinghua Wang	$35,000	$5,000	—	—	—	—	$40,000
Zhen Luo	$13,125	$1,875	—	—	—	—	$15,000
Richard P. Imperiale	$15,000	$5,000	—	—	—	—	$20,000

Summary of the Amended and Restated 2012 Incentive Compensation Plan

In December 2013, we adopted, and our stockholders approved, the 2012 Plan, pursuant to which 1,650,000 shares of our common stock are reserved for issuance as grants of options or other awards to officers, directors, employees, consultants and other persons who provide services to us or any related entity. The 2012 Plan provides for the grant of options to purchase shares of common stock, restricted stock, stock appreciation rights and restricted stock units (rights to receive, in cash or stock, the market value of one share of our common stock). Incentive stock options may be granted only to employees. Under the 2012 Plan, options may be granted at an exercise price greater than or equal to the market value at the date of the grant, and for owners of 10% or more of the voting shares, at an exercise price of not less than 110% of the market value. Awards are exercisable over a period of time as determined by a committee designated by the Board of Directors, but in no event longer than ten years. We have granted 531,864 shares under the 2012 Plan as of March 31, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth the beneficial ownership of our common stock, as of March 31, 2018, by:

•	All of our current directors and executive officers, individually;
•	All of our current directors and executive officers, as a group; and
•	All persons who beneficially own more than 5% of our outstanding common stock.

The beneficial ownership of each person was calculated based on 10,769,530 shares of our common stock outstanding as of March 31, 2018. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power (solely or shared) to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days, pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Each person named in the table has sole voting and investment power with respect to all of the shares of our common stock shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. Unless otherwise noted, the address of the following persons listed below is c/o Reven Housing REIT, Inc., 875 Prospect Street, Suite 304, La Jolla, California 92037.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned
5% Owners:
King Apex Group Holdings II Limited(1)	1,865,740	17.3%
King Apex Group Holdings III Limited(1)	1,865,740	17.3%
King Apex Group Holdings IV Limited(1)	2,150,000	20.0%

Executive Officers and Directors:
Chad M. Carpenter(2)	874,638	8.1%
Jon Haahr(3)	51,930	*
Xiaofan Bai(4)	5,895,430	54.7%
Xiaohang Bai	5,455	*
Yifeng Huang	—	—
Xinghua Wang	1,080	*
Thad L. Meyer(5)	119,996	1.1%
Zhen Luo	980,405	9.1%
Richard P. Imperiale	1,080	*
All executive officers and directors as a group (9 persons)	7,930,014	73.6%

*	Less than one percent.

(1)	Address is 3/F Yuanmingyuan Road, Shanghai, China.

(2)	Includes 163,044 shares underlying common stock purchase warrants held by Mr. Carpenter exercisable as of January 1, 2014. Also, includes 209,728 restricted shares issued pursuant to restricted stock agreements between us and Mr. Carpenter which are also subject to vesting.

(3)	Mr. Haahr’s address is c/o Silver Portal Capital, LLC, 440 Stevens Avenue, Suite 200, Solano Beach, California 92075.

(4)	Includes 1,865,740 shares held of record by King Apex Group Holdings II Limited, 1,865,740 shares held of record by King Apex Group Holdings III Limited, and 2,150,000 shares held of record by King Apex Group Holdings IV Limited. Mr. Bai is the Director of the three funds and has dispositive and voting control with respect to the shares held thereby. Mr. Bai disclaims beneficial ownership of 1,044,815 shares held of record by King Apex Group Holdings II Limited, 1,549,126 shares held of record by King Apex Group Holdings III Limited, and 2,105,578 shares held of record by King Apex Group Holdings IV Limited. Also includes 1,875 shares owned by Siyu Lan his spouse.

(5)	Includes 77,898 restricted shares issued pursuant to restricted stock agreements between us and Mr. Meyer which are also subject to vesting.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Since the beginning of fiscal year 2016, there have been no transactions, nor are there any currently proposed transactions, between us and any of our officers, directors or their family members, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years.

We have adopted a policy that any transactions with directors, officers, beneficial owners of five percent or more of our common shares, any immediate family members of the foregoing or entities of which any of the foregoing are also officers or directors or in which they have a financial interest, will only be on terms consistent with industry standards and approved by a majority of the disinterested directors of our board.

Item 14.	Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us for services rendered to us for the years ended December 31, 2017 and 2016 by our independent registered public accounting firm, Squar Milner LLP, for the audit of our consolidated financial statements for the years ended December 31, 2017 and 2016, and assistance with the reporting requirements thereof, the review of our condensed consolidated financial statements included in our quarterly reports on Form 10-Q, the filing of our Form 8-K, professional services in connection with our registration statements, securities offerings, audits of financial statements of certain acquired assets, and preparation of (Federal and State) Income Tax returns (in thousands).

	2017	2016
Audit Fees	$167,000	$88,000
Audit - Related Fees		0
Tax Fees	23,185	32,575
Total	$190,185	$120,575

Pre-Approval Policies and Procedures

The Audit Committee has responsibility for selecting, appointing, evaluating, compensating, retaining and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established policies and procedures in its charter regarding pre-approval of any audit and non-audit service provided to the Company by the independent registered public accounting firm and the fees and terms thereof.

The Audit Committee considered the compatibility of the provision of other services by its registered public accountant with the maintenance of their independence. The Audit Committee approved all audit and non-audit services provided by Squar Milner in 2017 and 2016.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(c)       Exhibits

The exhibits to this Amendment No. 1 to Annual Report on Form 10-K are set forth below. The exhibit index indicates each management contract or compensatory plan or arrangement required to be filed as an exhibit.

Number	Exhibit Description	Method of Filing

2.1	Articles of Conversion of Reven Housing REIT, Inc.	Incorporated by reference from the Registrant’s Registration Statement on Form S-11 filed with the SEC on May 27, 2014.

3.1	Articles of Incorporation of Reven Housing REIT, Inc.	Incorporated by reference from the Registrant’s Registration Statement on Form S-11 filed with the SEC on May 27, 2014.

3.2	Bylaws of Reven Housing REIT, Inc.	Incorporated by reference from the Registrant’s Registration Statement on Form S-11 filed with the SEC on May 27, 2014.

3.3	Articles of Amendment effective November 5, 2014 (Reverse Stock Split)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 10, 2014.

3.4	Articles of Amendment effective November 5, 2014 (Decrease of Authorized Common)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 10, 2014.

4.1	Form of Warrant issued on October 18, 2012	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 24, 2012.

4.2	Form of Warrant issued on January 3, 2013	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on January 8, 2013.

10.1*	Amended and Restated 2012 Incentive Compensation Plan	Incorporated by reference from the Registrant’s Definitive Information Statement on Schedule 14C filed with the SEC on November 15, 2013.

10.2*	Employment Agreement between Reven Housing REIT, Inc. and Chad M. Carpenter dated March 4, 2013	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2013.

10.3*	Employment Agreement between Reven Housing REIT, Inc. and Thad Meyer dated April 17, 2014	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 22, 2014.

10.4	Voting Agreement by and among Reven Housing REIT, Inc., Chad M. Carpenter and the purchasers identified on the signature pages thereto, dated as of September 27, 2013	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2013.

10.5	Form of Indemnification Agreement between Reven Housing REIT, Inc. and each of its officers and directors	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on May 19, 2014.

10.6	Promissory Note, dated as of June 12, 2014, by Reven Housing Texas, LLC for the benefit of Silvergate Bank, for the principal amount of $7,570,000	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2014.

10.7	Deeds of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of June 12, 2014, by Reven Housing Texas, LLC for the benefit of Silvergate Bank (recorded with Brazoria, Chambers, Fort Bend, Galveston and Harris Counties, Texas)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2014.

10.8	Holdback Agreement, dated June 12, 2014, by and between Reven Housing Texas, LLC and Silvergate Bank	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2014.

10.9	Unsecured Environmental Indemnity Agreement, dated as of June 12, 2014, by Reven Housing Texas, LLC for the benefit of Silvergate Bank	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2014.

10.10	Subordination of Management Agreement, dated as of June 12, 2014, by and between Reven Housing Texas, LLC, Silvergate Bank and Red Door Housing, LLC, as property manager	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2014.

10.11	Assignment and Assumption of Single Family Homes Real Estate Purchase and Sale Agreement dated March 13, 2015 by and between Reven Housing Florida, LLC and Reven Housing Florida 2, LLC	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2015.

10.12*	Restricted Stock Agreement dated October 16, 2014 between Chad M. Carpenter and Reven Housing REIT, Inc.	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

10.13*	Restricted Stock Agreement dated October 16, 2014 between Thad L. Meyer and Reven Housing REIT, Inc.	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

10.14	Promissory Note, dated as of November 17, 2014, by Reven Housing Tennessee, LLC for the benefit of Silvergate Bank, for the principal amount of $3,952,140.00	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

10.15	Deeds of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of November 17, 2014, by Reven Housing Tennessee, LLC for the benefit of Silvergate Bank (recorded with Brazoria, Chambers, Fort Bend, Galveston and Harris Counties, Texas)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

10.16	Unsecured Environmental Indemnity, dated November 17, 2014, by and between Reven Housing Tennessee, LLC and Silvergate Bank	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

10.17	Subordination of Management Agreement, dated as of November 17, 2014, by and between Reven Housing Tennessee, LLC, Silvergate Bank and Marathon Management, LLC, as property manager	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

10.18	Promissory Note, dated as of March 10, 2015, by Reven Housing Florida, LLC for the benefit of Silvergate Bank, for the principal amount of $ 3,526,985.00	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

10.19	Deeds of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of March 10, 2015, by Reven Housing Florida, LLC for the benefit of Silvergate Bank	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

10.20	Unsecured Environmental Indemnity, dated March 10, 2015, by and between Reven Housing Florida, LLC and Silvergate Bank	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

10.21	Subordination of Management Agreement, dated as of March 10, 2015, by and between Reven Housing Florida, LLC, Silvergate Bank and Suncoast Property Management, LLC, as property manager	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

10.22	Contribution Agreement dated June 1, 2015 among Reven Housing REIT, Inc., Reven Housing GP, LLC and Reven Housing REIT OP, L.P.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2015.

10.23	Promissory Note, dated as of October 14, 2015, by Reven Housing Florida 2, LLC for the benefit of Silvergate Bank, for the principal amount of $5,015,060	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2015.

10.24	Mortgages, Assignments of Leases and Rents, Security Agreements and Fixture Filings dated October 9, 2015, by Reven Housing 2 Florida, LLC for the benefit of Silvergate Bank	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2015.

10.25	Unsecured Environmental Indemnity Agreement, dated October 9, 2015, by Reven Housing 2 Florida, LLC for the benefit of Silvergate Bank	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2015.

10.26	Subordination of Management Agreement dated October 9, 2015 among Reven Housing 2 Florida, LLC for the benefit of Silvergate Bank and Suncoast Property Management, LLC	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2015.

10.27	Guaranty dated October 9, 2015 by Reven Housing REIT, Inc. for the benefit of Silvergate Bank	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2015.

10.28	Lease Agreement dated December 21, 2015 between Reven Housing REIT, Inc. and United Hansel, Inc.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2015.

10.29	Amendment No. 1 dated February 1, 2016 to Employment Agreement between Reven Housing REIT, Inc. and Chad M. Carpenter dated March 4, 2013	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 2, 2016.

10.30	Amendment No. 1 dated February 1, 2016 to Employment Agreement between Reven Housing REIT, Inc. and Thad Meyer dated April 17, 2014	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 2, 2016.

10.31	Single Family Homes Real Estate Purchase and Sale Agreement (Houston 100) dated September 27, 2016	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2016

10.32	Single Family Homes Real Estate Purchase and Sale Agreement (Atlanta 50) dated December 7, 2016	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 12, 2016

10.33	Single Family Homes Real Estate Purchase and Sale Agreement (Birmingham 72) dated December 9, 2016	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2016

10.34	Promissory Note Secured by Deeds of Trust dated January 31, 2017 between Registrant and Lubbock National Bank, a Texas corporation	Incorporated by reference from the Registrant’s Registration Statement on Form S-11 filed with the SEC on May 5, 2017

10.35	Single Family Homes Real Estate Purchase and Sale Agreement (Memphis 27) dated February 16, 2017	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 21, 2017

10.36	Amendment dated February 17, 2017 to Single Family Homes Real Estate Purchase and Sale Agreement (Atlanta 50) dated December 7, 2016	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2017

10.37	Amendment dated February 17, 2017 to Single Family Homes Real Estate Purchase and Sale Agreement (Birmingham 72) dated December 9, 2016	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2017

10.38	Second Amendment dated March 1, 2017 to Single Family Homes Real Estate Purchase and Sale Agreement (Birmingham 72) dated December 9, 2016	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed with the SEC on filed on March 3, 2017

10.39	Third Amendment dated March 31, 2017 to Single Family Homes Real Estate Purchase and Sale Agreement (Birmingham 72) dated December 9, 2016.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017

10.40	Loan Modification Agreement dated March 21, 2017 between Reven Housing Tennessee, LLC and Silvergate Bank	Incorporated by reference from the Registrant’s Registration Statement on Form S-11 filed with the SEC on May 5, 2017

10.41	Loan Modification Agreement dated April 4, 2017 between Reven Housing Texas, LLC and Silvergate Bank	Incorporated by reference from the Registrant’s Registration Statement on Form S-11 filed with the SEC on May 5, 2017

10.42	Loan Modification Agreement dated March 21, 2017 between Reven Housing Florida, LLC and Silvergate Bank	Incorporated by reference from the Registrant’s Registration Statement on Form S-11 filed with the SEC on May 5, 2017

10.43	Loan Modification Agreement dated March 21, 2017 between Reven Housing Florida 2, LLC and Silvergate Bank	Incorporated by reference from the Registrant’s Registration Statement on Form S-11 filed with the SEC on May 5, 2017

10.44	Single Family Homes Real Estate Purchase and Sale Agreement (Birmingham 50) dated September 6, 2017. Single Family Homes Real Estate Purchase and Sale Agreement (Birmingham 50) dated September 6, 2017.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on September 7, 2017

10.45	Amendment to Real Estate Purchase and Sale Agreement (Birmingham 50) dated September 27, 2017.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2017

10.46	Single Family Homes Real Estate Purchase and Sale Agreement (Birmingham 40) dated October 12, 2017.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2017

10.47	Second Amendment to Real Estate Purchase and Sale Agreement (Birmingham 50) dated October 31, 2017.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2017

10.48	Promissory Note Secured by Deeds of Trust dated July 28, 2017 between Registrant and Silvergate Bank, a California corporation	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 9, 2017

10.49	Promissory Note Secured by Deeds of Trust dated August 21, 2017 between Registrant and Silvergate Bank, a California corporation	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 9, 2017

10.50	Single Family Homes Real Estate Purchase and Sale Agreement (Birmingham 50) dated September 6, 2017	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on September 7, 2017

10.51	Amendment to Real Estate Purchase and Sale Agreement (Birmingham 50) dated September 27, 2017.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 9, 2017

10.52	Amendment to Real Estate Purchase and Sale Agreement (Birmingham 50) dated December 14, 2017.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2017

10.53	Amendment to Real Estate Purchase and Sale Agreement (Birmingham 40) dated December 14, 2017.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2017

10.54	Loan Agreement dated December 29, 2017 between Reven Housing Alabama, LLC and SouthPoint Bank,	Previously furnished in connection with the Registrant's Annual Report on Form 10-K filed on March 29, 2018

10.55	Amendment dated January 31, 2018 to Single Family Homes Real Estate Purchase and Sale Agreement dated October 12, 2017.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 2, 2018

10.56	Amendment to Loan Documents dated February 15, 2018 between Reven Housing Alabama, LLC and SouthPoint Bank.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 20, 2018

21.1	List of Subsidiaries of Reven Housing REIT, Inc.	Incorporated by reference from the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 11, 2015.

23.1	Consent of Squar, Milner, LLP	Previously furnished in connection with the Registrant’s Annual Report on Form 10-K filed on March 29, 2018.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Filed electronically herewith.

101.INS	XBRL Instance Document	Previously furnished in connection with the Registrant’s Annual Report on Form 10-K filed on March 29, 2018.

101.SCH	XBRL Taxonomy Extension Schema Document	Previously furnished in connection with the Registrant’s Annual Report on Form 10-K filed on March 29, 2018.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Previously furnished in connection with the Registrant’s Annual Report on Form 10-K filed on March 29, 2018.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Previously furnished in connection with the Registrant’s Annual Report on Form 10-K filed on March 29, 2018.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Previously furnished in connection with the Registrant’s Annual Report on Form 10-K filed on March 29, 2018.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Previously furnished in connection with the Registrant’s Annual Report on Form 10-K filed on March 29, 2018.

* Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

REVEN HOUSING REIT, INC.

Date: April 30, 2018	By:	/s/ Chad M. Carpenter
Chad M. Carpenter,
Chief Executive Officer