Form 10-Q
period 2018-03-31
Reven Housing REIT, Inc.
filed 2018-05-11
CIK 1487782

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2018

-OR-

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transaction period from _________ to ________

Commission File Number 001-37865

Reven Housing REIT, Inc.
(Exact name of Registrant in its charter)

Maryland	84-1306078
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

875 Prospect Street, Suite 304

La Jolla, CA 92037

(Address of principal executive offices)

Registrant's Telephone Number, Including Area Code:	(858) 459-4000

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

The number of outstanding shares of the registrant's common stock, as of April 30, 2018: 10,769,530

REVEN HOUSING REIT, INC.

FORM 10-Q

FORWARD-LOOKING STATEMENTS

Various statements contained in this Quarterly Report on Form 10-Q of Reven Housing REIT, Inc. (the “Company,” “we,” “our” and “us”), including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements may include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "could," "seeks," "projects," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties, including, among others, risks inherent to the single-family rental industry sector and our business model, macroeconomic factors beyond our control, competition in identifying and acquiring our properties, competition in the leasing market for quality residents, increasing property taxes, homeowners’ association (“HOA”) and insurance costs, our dependence on third parties for key services, risks related to evaluation of properties, poor resident selection and defaults and non-renewals by our residents, performance of our information technology systems, our ability to raise the capital required to acquire additional properties, and risks related to our indebtedness. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under Part I. Item 1A. “Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2017 as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in the Annual Report on Form 10-K and in our other periodic filings. The forward-looking statements speak only as of the date made, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2018 and December 31, 2017

	2018
	(unaudited)	2017

ASSETS

Investments in single-family residential properties:
Land	$11,328,161	$10,996,361
Buildings and improvements	51,883,167	49,399,791
	63,211,328	60,396,152
Accumulated depreciation	(5,036,122)	(4,542,707)
Investments in single-family residential properties, net	58,175,206	55,853,445

Cash	7,213,911	6,442,322
Rent and other receivables	702,284	645,441
Escrow deposits	—	24,430
Lease origination costs, net	363,797	317,359
Deferred stock issuance costs	553,296	553,296
Other assets, net	265,782	1,750,548

Total Assets	$67,274,276	$65,586,841

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities	$740,170	$1,453,142
Resident security deposits	746,878	697,379
Notes payable, net	32,959,777	30,493,124

Total Liabilities	34,446,825	32,643,645

Commitments and contingencies (Note 9)

Stockholders' Equity
Preferred stock, $.001 par value; 25,000,000 shares authorized;
No shares issued or outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized;
10,769,530 and 10,734,025 shares issued and outstanding at at March 31, 2018 and December 31, 2017, respectively	10,770	10,734
Additional paid-in capital	41,841,805	41,677,465
Accumulated deficit	(9,025,124)	(8,745,003)

Total Stockholders' Equity	32,827,451	32,943,196

Total Liabilities and Stockholders' Equity	$67,274,276	$65,586,841

The accompanying notes are an integral part of these consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

For the Three Months Ended March 31, 2018 and 2017

	2018	2017
Revenue:
Rental income	$2,179,291	$1,741,309

Expenses:
Property operating and maintenance	618,163	515,560
Real estate taxes	363,371	272,082
Depreciation and amortization	519,037	441,725
General and administration	616,420	701,331

Total expenses	2,116,991	1,930,698

Operating income (loss)	62,300	(189,389)

Other (expenses) income:
Casualty gain, net	50,376	89,208
Gain on sale of single-family residential property	-	38,973
Other income	7,795	4,050
Interest expense	(400,592)	(307,520)

Total other expenses, net	(342,421)	(175,289)

Net loss	$(280,121)	$(364,678)

Net loss per share
(Basic and fully diluted)	$(0.03)	$(0.03)

Weighted average number of common shares outstanding	10,758,409	10,734,025

The accompanying notes are an integral part of these consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the Three Months Ended March 31, 2018 and 2017

	2018	2017

Cash Flows From Operating Activities:
Net loss	$(280,121)	$(364,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	519,037	441,725
Amortization of deferred loan fees	50,994	32,617
Gain on sale of single-family residential property	-	(38,973)
Changes in operating assets and liabilities:
Rent and other receivables	(56,843)	(231,138)
Other assets	49,467	(301,044)
Accounts payable and accrued liabilities	(548,597)	(416,650)
Resident security deposits	49,499	42,662
Net cash used in operating activities	(216,564)	(835,479)

Cash Flows From Investing Activities:
Acquisitions of single-family residential properties	(1,681,413)	(4,297,427)
Capital improvements for single-family residential properties	(1,133,763)	(147,056)
Proceeds from disposition of single-family residential property	-	110,122
Insurance proceeds received for property damages	1,435,298	-
Lease origination costs	(72,059)	(65,342)
Escrow deposits	24,430	39,963
Net cash used in investing activities	(1,427,507)	(4,359,740)

Cash Flows From Financing Activities:
Proceeds from notes payable	2,736,630	5,020,000
Payments of notes payable	(255,809)	(110,038)
Payment of loan fees	(65,161)	(68,721)
Payments of deferred stock issuance costs	-	(40,666)
Net cash provided by financing activities	2,415,660	4,800,575

Net Increase (Decrease) In Cash	771,589	(394,644)
Cash at the Beginning of the Period	6,442,322	10,044,977

Cash at the End of the Period	$7,213,911	$9,650,333

Supplemental Disclosure:

Cash paid for interest	$323,543	$251,172

The accompanying notes are an integral part of these consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2018 and 2017

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

As of March 31, 2018, the Company owned 826 single-family homes in the Houston, Jacksonville, Memphis, Birmingham and Atlanta metropolitan areas.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2017 Annual Report on Form 10-K filed with the SEC on March 29, 2018. The results of operations for the period ended March 31, 2018 are not necessarily indicative of the operating results for the full year.

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

Financial Instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying consolidated balance sheets, approximates fair value due to their short term nature. The Company’s short term financial instruments consist of cash, rent and other receivables, escrow deposits, accounts payable and accrued liabilities, and resident security deposits.

The carrying value of the Company’s notes payable, as reported in the accompanying consolidated balance sheets, approximates fair value due to their floating market interest rate and because their security and payment terms are similar to other debt instruments currently being issued.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2018 and 2017

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments in Single-Family Residential Properties

The Company accounts for its investments in single-family residential properties as asset acquisitions and records these acquisitions at their purchase price. The purchase price is allocated between land, building, improvements and existing leases based upon their relative fair values at the date of acquisition. The purchase price for purposes of this allocation is inclusive of acquisition costs, which typically include legal fees, title fees, property inspection and valuation fees, as well as other closing costs.

Building improvements and buildings are depreciated over estimated useful lives of approximately 10 to 27.5 years, respectively, using the straight-line method. Lease origination costs are amortized over the average remaining term of the in-place leases which is generally less than one year. Maintenance and repair costs are charged to expenses as incurred.

The Company assesses its investments in single-family residential properties for impairment whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company did not recognize any impairment loss for either the three month periods ended March 31, 2018 or March 31, 2017.

Cash

The Company maintains its cash accounts at quality financial institutions. The combined account balances at one or more institutions typically exceed the federal insurance coverage and thus there is a concentration of credit risk related to amounts on deposit in excess of available federal insurance coverage. The Company believes that the risk is not significant, as the Company does not anticipate the financial institutions’ non-performance.

Rent and Other Receivables

Rent and other receivables represent the amount of rent receivables, security deposits and net rental funds which are held by the property managers on behalf of the Company, net of any allowance for amounts deemed uncollectible.

Escrow Deposits

Escrow deposits include refundable and non-refundable cash and earnest money on deposit with third parties for future property purchases. However, not all of these properties are certain to be acquired because properties may fall out of escrow through the closing process for various reasons and these purchases are contingent on the Company’s ability to secure the debt and/or equity financing required to fund the acquisition.

Deferred Loan Fees

Costs incurred in the placement of the Company’s notes payable are deferred and amortized using the effective interest method over the term of the loans as a component of interest expense on the consolidated statements of operations. These deferred loan fees are offset against the notes payable in the accompanying balance sheets.

Deferred Stock Issuance Costs

Deferred stock issuance costs represent amounts paid for legal, consulting, and other offering expenses in conjunction with the future raising of additional capital to be completed within one year. These costs are netted against additional paid-in capital as a cost of the stock issuance upon closing of the respective stock placement. As of March 31, 2018 and December 31, 2017, the Company has incurred $553,296 of deferred stock issuance costs which it anticipates will be applied against proceeds of a future capital raise to be completed during the year ending December 31, 2018.

Security Deposits

Security deposits represent amounts deposited by tenants at the inception of the lease. As of March 31, 2018 and December 31, 2017, the Company had $746,878 and $697,379, respectively, in resident security deposits. Security deposits are refundable, net of any outstanding charges and fees, upon expiration of the underlying lease.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2018 and 2017

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

Residential properties are leased to tenants under short term rental agreements of generally one year and revenue is recognized over the lease term on a straight-line basis.

Income Taxes

The Company currently plans to elect to be taxed as a real estate investment trust (“REIT”), as defined in the Internal Revenue Code, commencing with the taxable year ended December 31, 2017 assuming it meets all qualifications allowing it to do so. Accordingly, the Company does not expect to be subject to federal income tax, provided that it qualifies as a REIT and distributions to the stockholders equal or exceed REIT taxable income. Should the Company not elect to be taxed as a REIT the Company will not be subject to federal income tax for the periods ended March 31, 2018 and 2017 due to significant operating losses and net operating loss carry-forwards.

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

During January 2018, an additional 35,505 shares were issued to officers, directors and employees as part of their accrued compensation for the year ended December 31, 2017. A total of 531,864 shares have been issued under the 2012 plan as of March 31, 2018.

Net Loss Per Share

Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any) are not included in the computation if the effect would be anti-dilutive and would increase earnings or decrease loss per share. For the three months ended March 31, 2018 and 2017, potentially dilutive securities excluded from the calculations were 263,588 shares issuable upon exercise of outstanding warrants granted in prior years.

Segment Reporting

The Company has determined that it has one reportable segment with activities related to leasing and operating single-family homes as rental properties. The Company's rental properties are geographically dispersed and management evaluates operating performance at the market level and while each market and its properties are unique, the aggregate market portfolios have similar economic interests and operating performance.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2018 and 2017

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. ASU 2014-09, ASU 2015-14 and ASU 2016-08 are herein collectively referred to as the "New Revenue Recognition Standards". The New Revenue Recognition Standards are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted but not before annual periods beginning after December 15, 2016. The Company has adopted the New Revenue Recognition Standards effective as of January 1, 2018, and has applied the modified retrospective method. The Company has evaluated its revenue streams, and as they are primarily related to leasing activities which are scoped out of the New Revenue Recognition Standards, it has determined that the adoption of such standards does not have a material impact on the consolidated financial statements and thus there is no cumulative translation adjustments upon adoption. The Company evaluated its real estate sales contracts through March 31, 2018 and 2017 and determined they qualified as sales to noncustomers. The gain on the sale of real estate for the property sold through March 31, 2017 was recognized on the full accrual method based on the existing accounting standards and was determined to be a completed contract as of March 31, 2017, therefore the adoption of the ASU No. 2014-09 did not have an impact on the Company’s real estate sale contracts.

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

March 31, 2018 and 2017

NOTE 3. INVESTMENTS IN SINGLE-FAMILY RESIDENTIAL PROPERTIES

The following table summarizes the Company’s investments in single-family residential properties. The homes are generally leased to individual tenants under leases with terms of one year or less.

				Investments in		Investments in
				Single-Family		Single-Family
	Number		Buildings and	Residential	Accumulated	Residential
	of Homes	Land	Improvements	Properties, Gross	Depreciation	Properties, Net

Total at December 31, 2017	799	$10,996,361	$49,399,791	$60,396,152	$(4,542,707)	$55,853,445

Purchases and improvements during 2018:
Acquisitions	27	331,800	1,349,613	1,681,413	(493,415)	1,187,998
Improvements	-	-	1,133,763	1,133,763	-	1,133,763

Total at March 31, 2018	826	$11,328,161	$51,883,167	$63,211,328	$(5,036,122)	$58,175,206

Approximately $892,000 of the 2018 improvements shown above were for hurricane renovation costs completed this period resulting from casualties incurred during 2017 and were primarily funded with insurance proceeds..

NOTE 4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At March 31, 2018 and December 31, 2017, accounts payable and accrued liabilities consisted of the following:

	2018	2017

Accounts payable	$53,808	$162,221
Real estate taxes payable	401,087	781,898
Accrued compensation, board fees and other	166,830	416,633
Interest payable	118,445	92,390
	$740,170	$1,453,142

NOTE 5. NOTES PAYABLE

On February 16, 2018, Reven Housing Alabama, LLC, a wholly owned subsidiary of the Company, received additional loan proceeds of $2,736,630 and amended its promissory note to a total principal amount of $6,530,550 due to a bank, secured by deeds of trust encumbering certain of the Company’s residential properties located in Birmingham, AL. The entire balance of principal and accrued interest is due and payable January 2023. The note provides for monthly principal and interest payments amortized over 20 years at a fixed rate of 4.25% per annum. The proceeds from this note were primarily used to purchase a portfolio of 27 single-family homes, located in the Birmingham, Alabama metropolitan area for approximately $1,659,000 not including closing and acquisition costs on February 16, 2018.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2018 and 2017

NOTE 5. NOTES PAYABLE (continued)

A summary of the Company’s notes payable as of March 31, 2018 and December 31, 2017 is as follows:

	2018	2017	Interest Rate (Fixed)	Maturity Date
Note
Reven Housing Texas, LLC	$7,268,889	$7,312,030	4.50%	April, 2020
Reven Housing Texas 2, LLC	4,787,879	4,890,978	4.50%	January, 2022
Reven Housing Tennessee, LLC	3,808,431	3,830,791	4.50%	April, 2020
Reven Housing Florida, LLC	3,422,890	3,442,987	4.50%	April, 2020
Reven Housing Florida 2, LLC	4,777,494	4,805,389	4.50%	April, 2020
Reven Housing Georgia, LLC	1,770,652	1,780,765	4.50%	July, 2020
Reven Housing Tennessee, LLC	1,142,238	1,148,726	4.50%	September, 2020
Reven Housing Alabama, LLC	6,507,934	3,793,920	4.25%	January, 2023
	33,486,407	31,005,586
Less deferred loan fees, net	(526,630)	(512,462)
Notes payable, net	$32,959,777	$30,493,124

Costs incurred in the placement of the Company’s debt are deferred and amortized using the effective interest method over the term of the loans as a component of interest expense on the consolidated statements of operations. The amount of unamortized fees are deducted from the remaining principal amount owed on the corresponding notes payable. Unamortized deferred loan costs and fees totaled $526,630 and $512,462 as of March 31, 2018 and December 31, 2017, respectively.

During the three months ended March 31, 2018 and 2017, the Company incurred $400,592 and $307,520, respectively, of interest expense related to the notes payable, which includes $50,994 and $32,617, respectively, of amortization of deferred loan fees.

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

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2018 and 2017

NOTE 7. INCOME TAXES

The Company currently plans to elect REIT status effective for the year ended December 31, 2017 assuming it meets all qualifications allowing it to do so. The Company would then generally not be subject to income taxes assuming it complied with the specific distribution rules applicable to REITs.

The Company has also incurred current and prior year net operating losses; thus the Company is not expecting to incur current income tax expenses, and due to its currently planned election of REIT status commencing in 2017, is not expected to realize any future tax benefits from the current years; or prior years’ operating losses.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and expected carry-forwards are available to reduce taxable income. The Company records a valuation allowance when, in the opinion of management, it is more likely than not, that the Company will not realize some or all deferred tax assets. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance equal to the deferred tax asset at March 31, 2018 and December 31, 2017. At December 31, 2017 the Company had federal and state net operating loss carry-forwards of approximately $5,400,000. The federal and state tax loss carry-forwards will begin to expire in 2032, unless previously utilized.

Pursuant to Internal Revenue Code Section 382, use of the Company’s net operating loss carry-forwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. Management believes that such an ownership change had occurred but has not yet performed a study of the limitations on the net operating losses.

NOTE 8. RELATED PARTY TRANSACTIONS

Reven Capital, LLC, which is wholly-owned by Chad M. Carpenter, a shareholder of the Company and its Chief Executive Officer, currently subleases office space from the Company on a month to month basis for a monthly rental of $500. For the three months ended March 31, 2018 and 2017, the Company received income from Reven Capital, LLC of $1,500 and $1,500, respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Legal and Regulatory

The Company is subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of the Company’s business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements and, therefore, no accrual has been recorded as of the periods ended March 31, 2018 and December 31, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017. This discussion and analysis contains forward-looking statements based upon our current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set further under Part I. Item 1A. “Risk Factors” in our most recent Annual Report on Form 10-K as updated by our other periodic reporting.

Overview

We are an internally managed Maryland corporation that engages in the acquisition, ownership and operation of portfolios of leased single-family residential properties in the United States. We operate our portfolio properties as single family rentals, or SFRs, and we generate most of our revenue from rental income from the existing tenants of the SFRs we have acquired. We intend to elect to be taxed as a real estate investment trust, or REIT, for federal income tax purposes commencing with our taxable year ended December 31, 2017 assuming we meet all requirements necessary to do so.

As of March 31, 2018, we have invested an aggregate of approximately $63.2 million and own a total of 826 homes, of which 263 homes are in the Houston, Texas metropolitan area, 252 homes are in the Jacksonville, Florida metropolitan area, 120 homes are in the Memphis, Tennessee metropolitan area (with two of the Memphis homes located just across the border in Mississippi), 144 homes are in the Birmingham, Alabama metropolitan area, and 47 homes are in the Atlanta, Georgia metropolitan area.

We intend to expand our acquisitions to other select markets in the United States that fit our investment criteria as we continue to evaluate new investment opportunities in different markets. As of March 31, 2018, our portfolio properties were 92.5% occupied. All of our portfolio properties have been acquired from available cash and with the proceeds from our secured loan transactions with banks pursuant to which we had an outstanding principal amount owed of approximately $33.5 million as of March 31, 2018. Our loan transactions are secured by first priority liens and related rents on specific portfolios of our homes.

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

Property Portfolio

The following tables represent our investment in the homes as of March 31, 2018:

Total Portfolio of Single-Family Homes — Summary Statistics
(as of March 31, 2018)
Market	No. of Homes	Aggregate Investment	Average Investment per Home	Properties Leased	Properties Vacant	Portfolio Occupancy Rate	Average Age (years)	Average Size (sq. ft.)	Average Monthly Rent	Average Remaining Lease Term (Months)
Atlanta, Georgia	47	3,446,574	73,331	46	1	97.9%	30	1,453	915	3.92
Birmingham, Alabama	144	9,890,764	68,686	127	17	88.2%	57	1,302	832	5.18
Houston, Texas	263	22,311,985	84,836	248	15	94.3%	49	1,452	1,123	4.64
Jacksonville, Florida	252	17,898,431	71,026	231	21	91.7%	55	1,289	920	4.92
Memphis, Tennesee	120	9,663,574	80,530	112	8	93.3%	44	1,675	997	8.88
Totals	826	$63,211,328	$76,527	764	62	92.5%	50	1,409	$980	5.4

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The following table sets forth a comparison of the results of operations for the three months ended March 31, 2018 and 2017:

	2018	2017	$ Change	% Change

Revenue:
Rental income	$2,179,291	$1,741,309	$437,982	25.2%

Expenses:
Property operating and maintenance	618,163	515,560	102,603	19.9%
Real estate taxes	363,371	272,082	91,289	33.6%
Depreciation and amortization	519,037	441,725	77,312	17.5%
General and administration	616,420	701,331	(84,911)	-12.1%

Total expenses	2,116,991	1,930,698	186,293	9.6%

Operating income (loss)	62,300	(189,389)	251,689	-132.9%

Other (expenses) income:
Casualty gain, net	50,376	89,208	(38,832)	-43.5%
Gain on sale of residential property	-	38,973	(38,973)	-100.0%
Other income	7,795	4,050	3,745	92.5%
Interest expense	(400,592)	(307,520)	(93,072)	-30.3%

Total other expenses	(342,421)	(175,289)	(167,132)	-95.3%

Net loss	$(280,121)	$(364,678)	$84,557	23.2%

For the three months ended March 31, 2018, we had total rental income of $2,179,291 compared to total rental income of $1,741,309 for the three months ended March 31, 2017. The increase is due primarily to an increase in the number of homes owned during the 2018 period when compared to the number of homes owned during the three months ended March 31, 2017. As of March 31, 2018, we owned 826 homes; at March 31, 2017, we owned 681 homes.

As of March 31, 2018, 764, or 92.5%, of our 826 homes were occupied. During the three months ended March 31, 2018, we had 42 home leases turnover, which represented approximately 5.1 % of our end of the quarter portfolio. As of March 31, 2017, 639, or 93.8%, of our 681 homes were occupied. During the quarter ended March 31, 2017, we had 55 home leases turnover, which represented approximately 8.1% of our end of the quarter portfolio.

For the three months ended March 31, 2018, we had property operating and maintenance expenses of $618,163 compared to $515,560 for the corresponding prior year period. Property operating and maintenance expenses consist of insurance, property management fees paid to third parties, repairs and maintenance costs, home owner association fees, and other miscellaneous property costs. Real estate taxes for the three months ended March 31, 2018 were $363,371 compared to $272,082 for the three months ended March 31, 2017. The increase in property operating and maintenance expenses from 2017 to 2018 reflects the corresponding increase in our inventory of single family homes. The increase in real estate taxes from 2017 to 2018 is based on an increase in our inventory of single family homes and an increase in our provision for 2018 real estate taxes due to preliminary indications of tax assessment increases in excess of our historical annual increases. These increases our due to market value increases for many of our homes since our initial purchase. We had net operating income from rentals of $1,197,757 for the three months ended March 31, 2018 compared to net operating income from rentals of $953,667 in the corresponding prior year period. This resulted in a net operating income margin of 55.0% in 2018 compared to a net operating income margin of 54.8% in 2017.

Depreciation and amortization on our home investments increased to $519,037 for the three months ended March 31, 2018 compared to $441,725 in 2017, reflecting the corresponding increase in our inventory of single family homes.

General and administrative expenses for the three months ended March 31, 2018 totaled $616,420 compared to general and administrative expenses of $701,331 for the corresponding prior year period. General and administrative expenses consist of personnel costs, outside director fees, occupancy fees, public company filing fees, legal, accounting, and other general expenses. The decrease in our general and administrative expenses is due primarily to marginal decreases in travel and professional fees in 2018 when compared to 2017.

We incurred total operating expenses of $2,116,991 for the three months ended March 31, 2018 resulting in operating income for the three months ended March 31, 2018 of $62,300, compared to total operating expenses of $1,930,698 for the three months ended March 31, 2017 and a corresponding operating loss of $189,389 for the three months ended March 31, 2017.

During the three months ended March 31, 2018, we had net casualty gains of $50,376 primarily due to miscellaneous recoveries from insurance proceeds in excess of damages to our homes from Hurricane Harvey and Irma. During the three months ended March 31, 2017 we had a casualty gain primarily from a fire to one of our homes during that period. We sold one residential property during the three months ended March 31, 2017 for a gain of $38,973. There were no corresponding sales during the three months ended March 31, 2018. Other income was $7,795 for the three months ended March 31, 2018 as compared to other income of $4,050 for the three months ended March 31, 2017. Interest expense on our notes payable was $400,592 for the three months ended March 31, 2018 compared to $307,520 for the three months ended March 31, 2017. The increase in interest expense is primarily due to higher note payable balances for the three months ended March 31, 2018 when compared to the corresponding period in 2017. This resulted in net other expense of $342,421 for the three months ended March 31, 2018 compared to a net other expense of $175,289 for the three months ended March 31, 2017.

Net loss for the three months ended March 31, 2018 was $280,121. The net loss for the three months ended March 31, 2017 was $364,678. The weighted average number of shares outstanding for the three months ended March 31, 2018 increased marginally to 10,758,409 from 10,734,025 for the three months ended March 31, 2017 resulting in a net loss per share of $0.03 for the three months ended March 31, 2018. The resulting net loss was also $0.03 per share for the three months ended March 31, 2017.

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

Our liquidity and capital resources as of March 31, 2018 consisted primarily of cash of $7,213,911. We believe our current liquidity and the expected cash flows from operations will be sufficient to fund the present level of our operations through the 12 months following the date of this report. However, our future acquisition activity will depend primarily on our ability to raise funds from the further issuance of shares of our common stock or units of our operating partnership combined with new loan transactions secured by our current and future home inventories. In order to purchase additional single-family homes, we intend to opportunistically utilize the capital markets to raise additional capital, including through the issuance of debt and equity securities, but there can be no assurance that we will be able to access adequate liquidity sources on favorable terms, or at all.

Credit Facilities

On February 16, 2018 we received additional loan proceeds of $2,736,630 and amended our promissory note to a total principal amount of $6,530,550 to a bank, secured by deeds of trust encumbering certain of the homes located in Birmingham, AL. The entire balance of principal and accrued interest is due and payable January 2023. The note provides for monthly principal and interest payments amortized over 20 years at a fixed rate of 4.25% per annum.

The net proceeds from this note were primarily used to purchase a portfolio of 27 single-family homes, located in the Birmingham, Alabama metropolitan area for approximately $1,659,000 not including closing and acquisition costs on February 16, 2018.

A summary of our notes payable as of March 31, 2018 and December 31, 2017 is as follows:

	2018	2017	Interest Rate (Fixed)	Maturity Date
Note
Reven Housing Texas, LLC	$7,268,889	$7,312,030	4.50%	April, 2020
Reven Housing Texas 2, LLC	4,787,879	4,890,978	4.50%	January, 2022
Reven Housing Tennessee, LLC	3,808,431	3,830,791	4.50%	April, 2020
Reven Housing Florida, LLC	3,422,890	3,442,987	4.50%	April, 2020
Reven Housing Florida 2, LLC	4,777,494	4,805,389	4.50%	April, 2020
Reven Housing Georgia, LLC	1,770,652	1,780,765	4.50%	July, 2020
Reven Housing Tennessee, LLC	1,142,238	1,148,726	4.50%	September, 2020
Reven Housing Alabama, LLC	6,507,934	3,793,920	4.25%	January, 2023
	33,486,407	31,005,586
Less deferred loan fees, net	(526,630)	(512,462)
Notes payable, net	$32,959,777	$30,493,124

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2018 and 2017.

	2018	2017	$ Change
Net cash used in operating activities	$(216,564)	$(835,479)	$618,915
Net cash used in investing activities	(1,427,507)	(4,359,740)	2,932,233
Net cash provided by financing activities	2,415,660	4,800,575	(2,384,915)

Net change in cash	$771,589	$(394,644)	$1,166,233

Operating Activities

We had net cash used in operating activities of $216,564 for the three months ended March 31, 2018. This resulted from a net loss of $280,121, adding back depreciation and amortization of $519,037, amortization of deferred loan fees of $50,994, and then decreasing the amount by the net change in operating assets and liabilities of $506,474.

We had net cash used in operating activities of $835,479 for the three months ended March 31, 2017. This resulted from a net loss of $364,678, adding back depreciation and amortization of $441,725, amortization of deferred loan fees of $32,617, and then deducting gain on sale of a residential property of $38,973, and then decreasing the amount by the net change in operating assets and liabilities of $906,170.

Investing Activities

During the three months ended March 31, 2018, we invested $1,681,413 in new homes, $1,133,763 in capital improvements for our homes (of which approximately $892,000 were for hurricane renovation costs), and $72,059 in lease origination costs. We received $1,435,298 of insurance proceeds for property damages, and received $24,430 in reductions of escrow deposits for a total of $1,427,507 of net cash used in investing activities.

During the three months ended March 31, 2017, we invested $4,297,427 in new homes, $147,056 in capital improvements and $65,342 in lease origination costs. We received $110,122 of proceeds on the disposition of a residential property and received $39,963 in reductions of escrow deposits for a total of $4,359,740 of net cash used in investing activities.

Financing Activities

During the three months ended March 31, 2018, we had net cash provided by financing activities of $2,415,660 derived from $2,736,630 of proceeds from a note payable, less $255,809 of notes payable principal payments, less $65,161 of loan fees.

During the three months ended March 31, 2017, we had net cash provided by financing activities of $4,800,575 consisting of $5,020,000 of proceeds from a note payable, less $110,038 in notes payable principal payments, less $68,721 of loan fees, less $40,666 of payments of deferred stock issuance costs.

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

The following is a reconciliation of our NOI to net loss as determined in accordance with GAAP for the three months ended March 31, 2018 and 2017.

	Three months ended March 31,
	2018	2017

Net loss	$(280,121)	$(364,678)

Depreciation and amortization	519,037	441,725
General and administration	616,420	701,331
Other expenses, net	342,421	175,289

Net operating income	$1,197,757	$953,667

Net operating income as a percentage of total revenue	55.0%	54.8%

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

The following table sets forth a reconciliation of our net loss as determined in accordance with GAAP and our calculations of FFO and Core FFO for the three months ended March 31, 2018 and 2017:

	Thee months ended March 31,
	2018	2017

Net loss	$(280,121)	$(364,678)

Add back depreciation and amortization	519,037	441,725
Less gain on sale of residential property	-	(38,973)

Funds from operations	$238,916	$38,074

Add back noncash amortization of deferred loan fees	50,994	32,617
Less casualty gain, net	(50,376)	(89,208)

Core funds from operations	$239,534	$(18,517)

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

As a “smaller reporting company” defined in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

Item 4.  Controls and Procedures.

Internal Control Over Financial Reporting

During the three months ended March 31,2018, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (“Exchange Act”)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act as of March 31, 2018.  Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

PART II - OTHER INFORMATION

Item 6.   Exhibits.

Exhibit No.	Description	Method of Filing

10.1	Amendment dated January 31, 2018 to Single Family Homes Real Estate Purchase and Sale Agreement dated October 12, 2017.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 2, 2018

10.2	Amendment to Loan Documents dated February 15, 2018 between Reven Housing Alabama, LLC and SouthPoint Bank.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 20, 2018

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 2018	REVEN HOUSING REIT, INC.

/s/ Chad M. Carpenter
Chad M. Carpenter,
Chief Executive Officer
(Principal Executive Officer)

Dated: May 11, 2018	REVEN HOUSING REIT, INC.

/s/ THAD L. MEYEr
Thad L. Meyer,
Chief Financial Officer
(Principal Financial Officer)

