Form 10-Q
period 2018-06-30
Reven Housing REIT, Inc.
filed 2018-08-09
CIK 1487782

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2018

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

The number of outstanding shares of the registrant's common stock, as of July 31, 2018: 10,769,530

REVEN HOUSING REIT, INC.

FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2018 and December 31, 2017

	2018
	(unaudited)	2017

ASSETS

Investments in single-family residential properties:
Land	$11,328,161	$10,996,361
Buildings and improvements	52,259,599	49,399,791
	63,587,760	60,396,152
Accumulated depreciation	(5,544,211)	(4,542,707)
Investments in single-family residential properties, net	58,043,549	55,853,445

Cash	6,700,475	6,442,322
Rent and other receivables	629,593	645,441
Escrow deposits	-	24,430
Lease origination costs, net	419,784	317,359
Deferred stock issuance costs	-	553,296
Other assets, net	679,852	1,750,548

Total Assets	$66,473,253	$65,586,841

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities	$1,214,547	$1,453,142
Resident security deposits	754,192	697,379
Notes payable, net	32,662,881	30,493,124

Total Liabilities	34,631,620	32,643,645

Commitments and contingencies (Note 9)

Stockholders' Equity
Preferred stock, $.001 par value; 25,000,000 shares authorized; No shares issued or outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized; 10,769,530 and 10,734,025 shares issued and outstanding at at June 30, 2018 and December 31, 2017, respectively	10,770	10,734
Additional paid-in capital	41,841,805	41,677,465
Accumulated deficit	(10,010,942)	(8,745,003)

Total Stockholders' Equity	31,841,633	32,943,196

Total Liabilities and Stockholders' Equity	$66,473,253	$65,586,841

The accompanying notes are an integral part of these consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

For the Three and Six Months Ended June 30, 2018 and 2017

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Revenue:
Rental income	$2,232,786	$2,029,504	$4,412,078	$3,770,813

Expenses:
Property operating and maintenance	682,431	586,070	1,300,594	1,101,631
Real estate taxes	369,545	370,088	732,916	642,170
Depreciation and amortization	514,858	479,240	1,033,896	920,965
General and administration	575,413	601,067	1,191,832	1,302,398

Total expenses	2,142,247	2,036,465	4,259,238	3,967,164

Operating income (loss)	90,539	(6,961)	152,840	(196,351)

Other income (expenses):
Net gain on sale of single family residential properties	-	36,823	-	75,796
Casualty gain (loss), net	25,758	(6,221)	76,133	82,987
Other	7,201	4,112	14,995	8,163
Previously deferred stock issuance costs	(674,144)	-	(674,144)	-
Interest expense	(435,171)	(317,637)	(835,763)	(625,157)

Total other income (expenses), net	(1,076,356)	(282,923)	(1,418,779)	(458,211)

Net loss	$(985,817)	$(289,884)	$(1,265,939)	$(654,562)

Net loss per share
(Basic and fully diluted)	$(0.09)	$(0.03)	$(0.12)	$(0.06)

Weighted average number of common shares outstanding	10,769,530	10,734,025	10,764,063	10,734,025

The accompanying notes are an integral part of these consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the Six Months Ended June 30, 2018 and 2017

	2018	2017

Cash Flows From Operating Activities:
Net loss	$(1,265,939)	$(654,562)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,033,896	920,965
Amortization of deferred loan fees	101,988	68,119
Gain on sale of single-family residential properties	-	(75,796)
Previously deferred stock issuance costs	674,144	-
Changes in operating assets and liabilities:
Rent and other receivables	15,848	(363,794)
Other assets	(319,602)	(115,539)
Accounts payable and accrued liabilities	(74,220)	(24,725)
Resident security deposits	56,813	136,869
Net cash provided by (used in) operating activities	222,928	(108,463)

Cash Flows From Investing Activities:
Acquisitions of single-family residential properties	(1,681,413)	(10,039,852)
Capital improvements for single-family residential properties	(1,510,195)	(354,414)
Proceeds from disposition of single-family residential properties	-	205,027
Insurance proceeds received for property damages	1,390,298	-
Lease origination costs	(134,817)	(174,715)
Escrow deposits	24,430	105,500
Net cash used in investing activities	(1,911,697)	(10,258,454)

Cash Flows From Financing Activities:
Proceeds from notes payable	2,736,630	5,020,000
Payments of notes payable	(603,699)	(258,266)
Payment of loan fees	(65,161)	(124,196)
Payments of stock issuance costs	(120,848)	(331,302)
Net cash provided by financing activities	1,946,922	4,306,236

Net Increase (Decrease) In Cash	258,153	(6,060,681)
Cash at the Beginning of the Period	6,442,322	10,044,977

Cash at the End of the Period	$6,700,475	$3,984,296

Supplemental Disclosure:

Cash paid for interest	$720,769	$543,602

The accompanying notes are an integral part of these consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2018 and 2017

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

As of June 30, 2018, the Company owned 826 single-family homes in the Houston, Jacksonville, Memphis, Birmingham and Atlanta metropolitan areas.

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”), as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”), and the rules and regulations of the Securities Exchange Commission (“SEC”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2017 Annual Report on Form 10-K filed with the SEC on March 29, 2018. The results of operations for the period ended June 30, 2018 are not necessarily indicative of the operating results for the full year.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and reported amounts of revenues and expenses for the periods presented. Accordingly, actual results could differ from those estimates.

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

June 30, 2018 and 2017

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

The Company assesses its investments in single-family residential properties for impairment whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company did not recognize any impairment loss for either the six-month periods ended June 30, 2018 or 2017.

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

Deferred Stock Issuance Costs

Deferred stock issuance costs represent amounts paid for legal, consulting, and other offering expenses in conjunction with the future raising of additional capital to be completed within one year. These costs are netted against additional paid-in capital as a cost of the stock issuance upon closing of the respective stock placement. During the quarter ended June 30, 2018, such capital raise was postponed and the Company expensed the related $674,144 of deferred stock issuance costs incurred through that date pertaining to its previously filed registration statement on Form S-11. The Company plans on filing a new registration statement on Form S-11 later this year.

Security Deposits

Security deposits represent amounts deposited by tenants at the inception of the lease. As of June 30, 2018 and December 31, 2017, the Company had $754,192 and $697,379, respectively, in resident security deposits. Security deposits are refundable, net of any outstanding charges and fees, upon expiration of the underlying lease.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2018 and 2017

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

Residential properties are leased to tenants under short term rental agreements of generally one year and revenue is recognized over the lease term on a straight-line basis.

Income Taxes

The Company is currently evaluating whether to elect to be taxed as a real estate investment trust (“REIT”), as defined in the Internal Revenue Code, commencing with the taxable year ended December 31, 2017. The Company has until the extended due date of its December 31, 2017 tax return to formerly make this election. Accordingly, should the Company elect REIT status, it does not expect to be subject to federal income tax, provided that it continues to qualify as a REIT and distributions to the stockholders equal or exceed REIT taxable income. Should the Company not elect to be taxed as a REIT, the Company will not be subject to federal income tax for the periods ended June 30, 2018 and 2017 due to significant operating losses and net operating loss carry-forwards.

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

During January 2018, an additional 35,505 shares were issued to officers, directors and employees as part of their accrued compensation for the year ended December 31, 2017. A total of 531,864 shares have been issued under the 2012 plan as of June 30, 2018.

Net Loss Per Share

Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any) are not included in the computation if the effect would be anti-dilutive and would increase earnings or decrease loss per share. For the three and six months ended June 30, 2018 and 2017, potentially dilutive securities excluded from the calculations were 263,588 shares issuable upon exercise of outstanding warrants granted in prior years.

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

June 30, 2018 and 2017

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. ASU 2014-09, ASU 2015-14 and ASU 2016-08 are herein collectively referred to as the "New Revenue Recognition Standards". The New Revenue Recognition Standards are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted but not before annual periods beginning after December 15, 2016. The Company has adopted the New Revenue Recognition Standards effective as of January 1, 2018, and has applied the modified retrospective method. The Company has evaluated its revenue streams, and as they are primarily related to leasing activities which are scoped out of the New Revenue Recognition Standards, it has determined that the adoption of such standards does not have a material impact on the consolidated financial statements and thus there is no cumulative translation adjustments upon adoption. The Company evaluated its real estate sales contracts through June 30, 2018 and 2017 and determined they qualified as sales to noncustomers. The gain on the sale of real estate for the property sold through June 30, 2017 was recognized on the full accrual method based on the existing accounting standards and was determined to be a completed contract as of June 30, 2017, therefore the adoption of the ASU No. 2014-09 did not have an impact on the Company’s real estate sale contracts.

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

June 30, 2018 and 2017

NOTE 3. INVESTMENTS IN SINGLE-FAMILY RESIDENTIAL PROPERTIES

The following table summarizes the Company’s investments in single-family residential properties. The homes are generally leased to individual tenants under leases with terms of one year or less.

				Investments in		Investments in
				Single-Family		Single-Family
	Number		Buildings and	Residential	Accumulated	Residential
	of Homes	Land	Improvements	Properties, Gross	Depreciation	Properties, Net

Total at December 31, 2017	799	$10,996,361	$49,399,791	$60,396,152	$(4,542,707)	$55,853,445

Purchases and improvements during 2018:
Acquisitions	27	331,800	1,349,613	1,681,413	-	1,681,413
Improvements	-	-	1,510,195	1,510,195	-	1,510,195
Depreciation	-	-	-	-	(1,001,504)	(1,001,504)

Total at June 30, 2018	826	$11,328,161	$52,259,599	$63,587,760	$(5,544,211)	$58,043,549

Approximately $987,000 of improvements made during the period ended June 30, 2018 were related to renovations resulting from casualties incurred during 2017, and were primarily funded with insurance proceeds received during the period ended June 30, 2018.

NOTE 4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At June 30, 2018 and December 31, 2017, accounts payable and accrued liabilities consisted of the following:

	2018	2017

Accounts payable	$32,884	$162,221
Real estate taxes payable	772,037	781,898
Accrued compensation, board fees and other	304,230	416,633
Interest payable	105,396	92,390
	$1,214,547	$1,453,142

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

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2018 and 2017

NOTE 5. NOTES PAYABLE (continued)

A summary of the Company’s notes payable as of June 30, 2018 and December 31, 2017 is as follows:

	2018	2017	Interest Rate (Fixed)	Maturity Date
Note
Reven Housing Texas, LLC	$7,227,071	$7,312,030	4.50%	April, 2020
Reven Housing Texas 2, LLC	4,732,558	4,890,978	4.50%	January, 2022
Reven Housing Tennessee, LLC	3,786,766	3,830,791	4.50%	April, 2020
Reven Housing Florida, LLC	3,345,672	3,442,987	4.50%	April, 2020
Reven Housing Florida 2, LLC	4,693,139	4,805,389	4.50%	April, 2020
Reven Housing Georgia, LLC	1,760,866	1,780,765	4.50%	July, 2020
Reven Housing Tennessee, LLC	1,135,962	1,148,726	4.50%	September, 2020
Reven Housing Alabama, LLC	6,456,483	3,793,920	4.25%	January, 2023
	33,138,517	31,005,586
Less deferred loan fees, net	(475,636)	(512,462)
Notes payable, net	$32,662,881	$30,493,124

Costs incurred in the placement of the Company’s debt are deferred and amortized using the effective interest method over the term of the loans as a component of interest expense on the condensed consolidated statements of operations. The amount of unamortized fees are deducted from the remaining principal amount owed on the corresponding notes payable. Unamortized deferred loan costs and fees totaled $475,636 and $512,462 as of June 30, 2018 and December 31, 2017, respectively.

During the three months ended June 30, 2018 and 2017, the Company incurred $435,171 and $317,637, respectively, of interest expense related to the notes payable, which includes $50,994 and $35,502, respectively, of amortization of deferred loan fees. During the six months ended June 30, 2018 and 2017, the Company incurred $835,763 and $625,157, respectively, of interest expense related to the notes payable, which includes $101,988 and $68,119, respectively, of amortization of deferred loan fees.

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

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2018 and 2017

NOTE 7. INCOME TAXES

The Company is currently evaluating whether to elect REIT status effective for the year ended December 31, 2017. The Company has until the extended due date of the 2017 federal tax return to make this election. The Company would then generally not be subject to income taxes assuming it complied with the specific distribution rules applicable to REITs. The Company has also incurred current and prior year net operating losses; thus the Company is not expecting to incur current income tax expenses even if it does not choose to elect REIT status in 2017.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and expected carry-forwards are available to reduce taxable income. The Company records a valuation allowance when, in the opinion of management, it is more likely than not, that the Company will not realize some or all deferred tax assets. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance equal to the deferred tax asset at June 30, 2018 and December 31, 2017. At December 31, 2017 the Company had federal and state net operating loss carry-forwards of approximately $5,400,000. The federal and state tax loss carry-forwards will begin to expire in 2032, unless previously utilized.

Pursuant to Internal Revenue Code Section 382, use of the Company’s net operating loss carry-forwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. Management believes that such an ownership change had occurred but has not yet performed a study of the limitations on the net operating losses.

NOTE 8. RELATED PARTY TRANSACTIONS

Reven Capital, LLC, which is wholly-owned by Chad M. Carpenter, a shareholder of the Company and its Chief Executive Officer, currently subleases office space from the Company on a month to month basis for a monthly rental of $500. For each of the three months ended June 30, 2018 and 2017, the Company received income from Reven Capital, LLC of $1,500, respectively. For each of the six months ended June 30, 2018 and 2017, the Company received income from Reven Capital, LLC of $3,000, respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Legal and Regulatory

The Company is subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of the Company’s business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s condensed consolidated financial statements and, therefore, no accrual has been recorded as of the periods ended June 30, 2018 and December 31, 2017.

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

Overview

We are an internally managed Maryland corporation that engages in the acquisition, ownership and operation of portfolios of leased single-family residential properties in the United States. We operate our portfolio properties as single family rentals, or SFRs, and we generate most of our revenue from rental income from the existing tenants of the SFRs we have acquired. We are currently evaluating whether to elect to be taxed as a real estate investment trust (“REIT”), as defined in the Internal Revenue Code, commencing with the taxable year ending December 31, 2017. Although we believe we currently meet all requirements allowing us to make the election, we are evaluating if we should postpone the election to a later year based on what would provide us the most benefits and flexibility in our tax planning and capital raising activities. Since we have incurred tax operating losses in 2017 and currently in 2018, the election of REIT status does not impact our current tax liability.

As of June 30, 2018, we have invested an aggregate of approximately $63.6 million and own a total of 826 homes, of which 263 homes are in the Houston, Texas metropolitan area, 252 homes are in the Jacksonville, Florida metropolitan area, 120 homes are in the Memphis, Tennessee metropolitan area (with two of the Memphis homes located just across the border in Mississippi), 144 homes are in the Birmingham, Alabama metropolitan area, and 47 homes are in the Atlanta, Georgia metropolitan area.

We intend to expand our acquisitions to other select markets in the United States that fit our investment criteria as we continue to evaluate new investment opportunities in different markets. As of June 30, 2018, our portfolio properties were 93.3% occupied. Our portfolio properties have been acquired from available cash and with the proceeds from our secured loan transactions with banks pursuant to which we had an outstanding principal amount owed of approximately $33.1 million as of June 30, 2018. Our loan transactions are secured by first priority liens and related rents on specific portfolios of our homes.

Our principal objective is to generate cash flow, while gaining home price appreciation, or HPA, at the same time through the ownership of our portfolio properties. With this objective in mind, we have developed our primary business strategy of acquiring portfolios of leased SFRs. We believe the execution of this strategy will allow us to generate immediate and steady cash flow from the rental income from the SFRs that we acquire while potentially gaining significant HPA over time. While our goal is to grow our company and generate available cash flow that will allow us to pay all of our operating costs for the operation of our portfolio properties and distribute profits to our stockholders in the form of quarterly dividends, there can be no assurance we will be able to do so.

We plan to continue to acquire and manage single-family homes with a focus on long term earnings growth and appreciation in asset value. Our ability to identify and acquire single-family properties that meet our investment criteria will be affected by home prices in our markets, the inventory of properties available through our acquisition channels, competition for our target assets, our capital available for investment, and the cost of that capital. We believe the housing market environment in our markets remains attractive for single-family property acquisitions and rentals. Pricing for housing in certain markets remains attractive and demand for housing is growing. At the same time, we continue to face relatively steady competition for new properties and residents from local operators and institutional managers. Housing prices across our markets have appreciated over the past years. Despite these gains, we believe housing in certain of our markets continues to provide attractive acquisition opportunities and remains inexpensive relative to replacement cost and affordability metrics.

We anticipate continued strong rental demand for single-family homes. While new building activity has begun to increase, it remains below historical averages and we believe substantial under-investment in residential housing over the past years will create upward pressure on home prices and rents as demand exceeds supply.

Property Portfolio

The following tables represent our investment in the homes as of June 30, 2018:

Total Portfolio of Single-Family Homes — Summary Statistics
(as of June 30, 2018)
Market	No. of Homes	Aggregate Investment	Average Investment per Home	Properties Leased	Properties Vacant	Portfolio Occupancy Rate	Average Age (years)	Average Size (sq.ft.)	Average Monthly Rent	Average Remaining Lease Term (Months)
Atlanta, Georgia	47	3,463,647	73,695	45	2	95.7%	30	1,453	927	4.27
Birmingham, Alabama	144	9,912,110	68,834	131	13	91.0%	57	1,302	837	4.91
Houston, Texas	263	22,414,392	85,226	252	11	95.8%	49	1,452	1,132	5.77
Jacksonville, Florida	252	18,062,011	71,675	232	20	92.1%	55	1,289	932	5.96
Memphis, Tennesee	120	9,735,600	81,130	111	9	92.5%	44	1,675	999	9.49
Totals	826	$63,587,760	$76,983	771	55	93.3%	50	1,409	$989	6.1

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The following table sets forth a comparison of the results of operations for the three months ended June 30, 2018 and 2017:

	2018	2017	$ Change	% Change
Revenue:
Rental income	$2,232,786	$2,029,504	$203,282	10.0%

Expenses:
Property operating and maintenance	682,431	586,070	96,361	16.4%
Real estate taxes	369,545	370,088	(543)	-0.1%
Depreciation and amortization	514,858	479,240	35,618	7.4%
General and administration	575,413	601,067	(25,654)	-4.3%

Total expenses	2,142,247	2,036,465	105,782	5.2%

Operating income (loss)	90,539	(6,961)	97,500	1400.7%

Other (expenses) income:
Net gain on sale of residential property	-	36,823	(36,823)	-100.0%
Casualty gain (loss), net	25,758	(6,221)	31,979	514.0%
Other income	7,201	4,112	3,089	75.1%
Previously deferred stock issuance costs	(674,144)	-	(674,144)
Interest expense	(435,171)	(317,637)	(117,534)	-37.0%

Total other expenses	(1,076,356)	(282,923)	(793,433)	-280.4%

Net loss	$(985,817)	$(289,884)	$(695,933)	-240.1%

For the three months ended June 30, 2018, we had total rental income of $2,232,786 compared to total rental income of $2,029,504 for the three months ended June 30, 2017. The increase is due primarily to an increase in the number of homes owned during the 2018 period when compared to the number of homes owned during the three months ended June 30, 2017. As of June 30, 2018, we owned 826 homes, at June 30, 2017 we owned 754 homes.

As of June 30, 2018, 771, or approximately 93.3%, of our 826 homes were occupied. During the three months ended June 30, 2018, we had 64 home leases turnover, which represented approximately 7.7% of our end of the quarter portfolio. As of June 30, 2017, 735, or approximately 97.5%, of our 754 homes were occupied. During the quarter ended June 30, 2017, we had 43 home leases turnover, which represented approximately 5.7% of our end of the quarter portfolio.

For the three months ended June 30, 2018, we had property operating and maintenance expenses of $682,431 compared to $586,070 for the corresponding prior year period. Property operating and maintenance expenses consist of insurance, property management fees paid to third parties, repairs and maintenance costs, home owner association fees, and other miscellaneous property costs. Real estate taxes for the three months ended June 30, 2018 were $369,545 compared to $370,088 for the three months ended June 30, 2017. The increase in property operating, maintenance expenses from 2017 to 2018 is primarily due to the corresponding increase in our inventory of single family homes. Real estate taxes are shown as basically unchanged for 2018 when compared to 2017, as the 2017 estimate contained a larger assessment increase which is not included in the current quarter’s provision. We had net operating income from rentals of $1,180,810 for the three months ended June 30, 2018 compared to net operating income from rentals of $1,073,346 in the corresponding prior year period. This resulted in a net operating income margin of approximately 52.9% in 2018 which was the same as the net operating income margin in 2017.

Depreciation and amortization on our home investments increased to $514,858 for the three months ended June 30, 2018 compared to $479,240 in 2017, reflecting the corresponding increase in the number of single family homes owned.

General and administrative expenses for the three months ended June 30, 2018 totaled $575,413 compared to $601,067 for the corresponding prior year period. General and administrative expenses consist of personnel costs, outside director fees, occupancy fees, public company filing fees, legal, accounting, and other general expenses. The nominal decrease in our general and administrative expenses is due primarily to a decrease in legal, accounting, and miscellaneous travel and promotional expense in 2018 when compared to 2017.

The above results in total expenses of $2,142,247 for the three months ended June 30, 2018 resulting in an operating income for the three months ended June 30, 2018 of $90,539, compared to total expenses of $2,036,465 for the three months ended June 30, 2017 and a corresponding operating loss of $6,961 for the three months ended June 30, 2017.

We sold one residential property during the three months ended June 30, 2017 for a gain of $36,823. There were no corresponding sales during the three months ended June 30, 2018. We had net casualty gains of $25,758 during the three months ended June 30, 2018, compared to a net casualty loss of $6,221 during the three months ended June 30, 2017. Other income was $7,201 for the three months ended June 30, 2018 as compared to other income of $4,112 for the three months ended June 30, 2017. During the quarter ended June 30, 2018 we expensed $674,144 of previously deferred stock issuance costs relating to a discontinued capital raise; there was not a corresponding charge during the three months ended June 30, 2017. Interest expense on our notes payable was $435,171 for the three months ended June 30, 2018 compared to $317,637 for the three months ended June 30, 2017. The increase is primarily due to higher note payable balances for the three months ended June 30, 2018 when compared to the corresponding period in 2017. This resulted in net other expense of $1,076,356 for the three months ended June 30, 2018 compared to a net other expense of $282,923 for the three months ended June 30, 2017.

Net loss for the three months ended June 30, 2018 was $985,817. The net loss for the three months ended June 30, 2017 was $289,884. The weighted average number of shares outstanding for the three months ended June 30, 2018 increased to 10,769,530 from 10,734,025 for the three months ended June 30, 2017 resulting in a net loss per share of $0.09 for the three months ended June 30, 2018 and a net loss per share of $0.03 for the three months ended June 30, 2017. You will note that the expensing of $674,144 of previously deferred stock issuance costs during the three months ended June 30, 2018 caused the net loss per share to increase $0.06 per share.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The following table sets forth a comparison of the results of operations for the six months ended June 30, 2018 and 2017:

	2018	2017	$ Change	% Change
Revenue:
Rental income	$4,412,078	$3,770,813	$641,265	17.0%

Expenses:
Property operating and maintenance	1,300,594	1,101,631	198,963	18.1%
Real estate taxes	732,916	642,170	90,746	14.1%
Depreciation and amortization	1,033,896	920,965	112,931	12.3%
General and administration	1,191,832	1,302,398	(110,566)	-8.5%

Total expenses	4,259,238	3,967,164	292,074	7.4%

Operating income (loss)	152,840	(196,351)	349,191	177.8%

Other (expenses) income:
Net gain on sale of residential properties	-	75,796	(75,796)	-100.0%
Casualty gain (loss), net	76,133	82,987	(6,854)	-8.3%
Other income	14,995	8,163	6,832	83.7%
Previously deferred stock issuance costs	(674,144)	-	(674,144)
Interest expense	(835,763)	(625,157)	(210,606)	-33.7%

Total other expenses	(1,418,779)	(458,211)	(960,568)	-209.6%

Net loss	$(1,265,939)	$(654,562)	$(611,377)	-93.4%

For the six months ended June 30, 2018, we had total rental income of $4,412,078 compared to total rental income of $3,770,813 for the six months ended June 30, 2017. The increase in total rental and other income is due primarily to the increase in rental homes owned for the 2018 time period as compared to 2017.

For the six months ended June 30, 2018, we had property operating and maintenance expenses of $1,300,594 compared to $1,101,631 for the six months ended June 30, 2017. Real estate taxes for the six months ended June 30, 2018 were $732,916 compared to $642,170 for the six months ended June 30, 2017. The increase in property operating, maintenance and real estate taxes from 2017 to 2018 is due to a corresponding increase in our inventory of single family homes.

We had net operating income from rentals of $2,378,568 for the first six months of 2018 compared to net operating income from rentals of $2,027,012 in the corresponding prior year’s period. The increase in net operating income is due primarily to the increase in rental homes owned during the current 2017 period. This results in a net operating income margin of approximately 53.9% in 2017 compared to a net operating income margin of 53.8% in 2017.

Depreciation and amortization increased to $1,033,896 during the six months ended June 30, 2018 compared to $920,965 during the six months ended June 30, 2017, reflecting the corresponding increase in our number of single family homes owned.

General and administrative expenses for the six months ended June 30, 2018 totaled $1,191,832 compared to $1,302,398 for the prior year period. The decrease in our general and administrative expenses is due primarily to a decrease in legal, accounting, and miscellaneous travel and promotional expenses in 2018 when compared to 2017, due to a decrease in acquisition and promotional activities in the current period.

We sold two residential properties during the six months ended June 30, 2017 for a gain of $75,796. There were no corresponding sales during the six months ended June 30, 2018. We had net casualty gains of $76,133 during the six months ended June 30, 2018, compared to net casualty gains of $82,987 during the six months ended June 30, 2017. Other income was $14,995 for the six months ended June 30, 2018 as compared to other income of $8,163 for the six months ended June 30, 2017. During the six months ended June 30, 2018 we expensed $674,144 of previously deferred stock issuance costs relating to a discontinued capital raise; there was not a corresponding charge during the six months ended June 30, 2017. Interest expense on our notes payable was $835,763 for the six months ended June 30, 2018 compared to $625,157 for the six months ended June 30, 2017. The increase is primarily due to higher note payable balances for the six months ended June 30, 2018 when compared to the corresponding period in 2017. This resulted in net other expense of $1,418,779 for the six months ended June 30, 2018 compared to a net other expense of $458,211 for the six months ended June 30, 2017.

Net loss for the six months ended June 30, 2018 was $1,265,939. The net loss for the six months ended June 30, 2017 was $654,562. The weighted average number of shares outstanding for the six months ended June 30, 2018 increased to 10,764,063 from 10,734,025 for the six months ended June 30, 2017, resulting in a net loss per share of $0.12 for the six months ended June 30, 2018 and a net loss per share of $0.06 for the six months ended June 30, 2017. You will note that the expensing of $674,144 of previously deferred stock issuance costs during the three months ended June 30, 2018 caused the net loss per share to increase $0.06 per share.

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

Our liquidity and capital resources as of June 30, 2018 consisted primarily of cash of $6,700,475. We believe our current liquidity and the expected cash flows from operations will be sufficient to fund the present level of our operations through the 12 months following the date of this report. However, our future acquisition activity will depend primarily on our ability to raise funds from the further issuance of shares of our common stock or units of our operating partnership combined with new loan transactions secured by our current and future home inventories. In order to purchase additional single-family homes, we intend to opportunistically utilize the capital markets to raise additional capital, including through the issuance of debt and equity securities, but there can be no assurance that we will be able to access adequate liquidity sources on favorable terms, or at all.

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

A summary of our notes payable as of June 30, 2018 and December 31, 2017 is as follows:

	2018	2017	Interest Rate (Fixed)	Maturity Date
Note
Reven Housing Texas, LLC	$7,227,071	$7,312,030	4.50%	April, 2020
Reven Housing Texas 2, LLC	4,732,558	4,890,978	4.50%	January, 2022
Reven Housing Tennessee, LLC	3,786,766	3,830,791	4.50%	April, 2020
Reven Housing Florida, LLC	3,345,672	3,442,987	4.50%	April, 2020
Reven Housing Florida 2, LLC	4,693,139	4,805,389	4.50%	April, 2020
Reven Housing Georgia, LLC	1,760,866	1,780,765	4.50%	July, 2020
Reven Housing Tennessee, LLC	1,135,962	1,148,726	4.50%	September, 2020
Reven Housing Alabama, LLC	6,456,483	3,793,920	4.25%	January, 2023
	33,138,517	31,005,586
Less deferred loan fees, net	(475,636)	(512,462)
Notes payable, net	$32,662,881	$30,493,124

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2018 and 2017.

			$
	2018	2017	Change
Net cash provided by (used in) operating activities	$222,928	$(108,463)	$331,391
Net cash used in investing activities	(1,911,697)	(10,258,454)	8,346,757
Net cash provided by financing activities	1,946,922	4,306,236	(2,359,314)

Net change in cash	$258,153	$(6,060,681)	$6,318,834

Operating Activities

We had net cash provide by operating activities of $222,298 for the six months ended June 30, 2018. This resulted from a net loss of $1,265,939, adding back depreciation and amortization of $1,033,896, amortization of deferred loan fees of $101,988, cancelled offering costs of $674,144, and then decreasing the amount by the net change in operating assets and liabilities of $321,161.

We had net cash used in operating activities of $108,463 for the six months ended June 30, 2017. This resulted from a net loss of $654,562, adding back depreciation and amortization of $920,965, amortization of deferred loan fees of $68,119, and then deducting gain on sale of residential properties of $75,796, and then decreasing the amount by the net change in operating assets and liabilities of $367,189.

Investing Activities

During the six months ended June 30, 2018, we invested $1,681,413 in new homes, $1,510,195 in capital improvements for our homes (of which approximately $987,000 were for hurricane renovation costs), and $134,817 in lease origination costs. We received $1,390,298 of insurance proceeds for property damages, and received $24,430 in reductions of escrow deposits for a total of $1,911,697 of net cash used in investing activities.

During the six months ended June 30, 2017, we invested $10,039,852 in new homes, $354,414 in capital improvements for our homes, and $174,715 in lease origination costs. We received $205,027 of proceeds on the disposition of residential properties and received $105,500 in refunds of escrow deposits for a total of $10,258,454 of cash used in investing activities.

Financing Activities

During the six months ended June 30, 2018, we had net cash provided by financing activities of $1,946,922 derived from $2,736,630 of proceeds from a note payable, less $603,699 of notes payable principal payments, less $65,161 of loan fees, and the payment of $120,848 of deferred offering costs.

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

The following is a reconciliation of our NOI to net loss as determined in accordance with GAAP for the three and six months ended June 30, 2018 and 2017.

	Three Months ended June 30,		Six Months ended June 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss	$(985,817)	$(289,884)	$(1,265,939)	$(654,562)

Depreciation and amortization	514,858	479,240	1,033,896	920,965
General and administration	575,413	601,067	1,191,832	1,302,398
Interest expense and other income and expenses, net	1,076,356	282,923	1,418,779	458,211

Net operating income	$1,180,810	$1,073,346	$2,378,568	$2,027,012

Net operating income as a percentage of total revenue	52.9%	52.9%	53.9%	53.8%

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

Core Funds From Operations (or Core FFO) is a non-GAAP financial measure that we use as a supplemental measure of our performance. We believe that Core FFO is further helpful to investors as it provides a more consistent measurement of our performance across reporting periods by removing the impact of certain items that are not comparable from period to period. We adjust FFO for expensed acquisition fees and costs, share-based compensation, non-cash interest expense related to amortization of deferred financing costs, casualty gains and losses, cancelled offering costs, and certain other non-comparable costs to arrive at Core FFO.

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

The following table sets forth a reconciliation of our net loss as determined in accordance with GAAP and our calculations of FFO and Core FFO for the three and six months ended June 30, 2018 and 2017:

	Three Months ended June 30,		Six Months ended June 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss	$(985,817)	$(289,884)	$(1,265,939)	$(654,562)

Add back depreciation and amortization	514,858	479,240	1,033,896	920,965
Less gain on sale of residential properties	-	(36,823)	-	(75,796)

Funds from (used in) operations	$(470,959)	$152,533	$(232,043)	$190,607

Add back noncash amortization of deferred loan fees	50,994	35,502	101,988	68,119
Less net casualty gain; add net casualty loss	(25,758)	6,221	(76,133)	(82,987)
Add back previously deferred stock issuance costs	674,144	-	674,144	-

Core funds from operations	$228,421	$194,256	$467,956	$175,739

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

As a “smaller reporting company” defined in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

Item 4.  Controls and Procedures.

Internal Control Over Financial Reporting

During the three months ended June 30, 2018, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (“Exchange Act”)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act as of June 30, 2018.  Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

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

Dated: August 9, 2018	REVEN HOUSING REIT, INC.

/s/ Chad M. Carpenter
Chad M. Carpenter,
Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2018	REVEN HOUSING REIT, INC.

/s/ THAD L. MEYEr
Thad L. Meyer,
Chief Financial Officer
(Principal Financial Officer)

