Form 10-Q
period 2018-09-30
Reven Housing REIT, Inc.
filed 2018-11-13
CIK 1487782

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☒
Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of outstanding shares of the registrant's common stock, as of October 31, 2018: 10,945,074

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2018 and December 31, 2017

	2018
	(unaudited)	2017

ASSETS

Investments in single-family residential properties:
Land	$11,328,161	$10,996,361
Buildings and improvements	52,677,702	49,399,791
	64,005,863	60,396,152
Accumulated depreciation	(6,061,956)	(4,542,707)
Investments in single-family residential properties, net	57,943,907	55,853,445

Cash and cash equivalents	22,766,393	6,442,322
Restricted cash	1,259,492	-
Rent and other receivables	614,329	645,441
Lease origination costs, net	388,084	317,359
Deferred stock issuance costs	-	553,296
Other assets, net	652,220	1,774,978

Total Assets	$83,624,425	$65,586,841

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities	$1,405,822	$1,453,142
Resident security deposits	757,683	697,379
Notes payable, net	50,082,837	30,493,124

Total Liabilities	52,246,342	32,643,645

Commitments and contingencies (Note 9)

Stockholders' Equity
Preferred stock, $.001 par value; 25,000,000 shares authorized; No shares issued or outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized; 10,945,074 and 10,734,025 shares issued and outstanding at at September 30, 2018 and December 31, 2017, respectively	10,945	10,734
Additional paid-in capital	42,543,805	41,677,465
Accumulated deficit	(11,176,667)	(8,745,003)

Total Stockholders' Equity	31,378,083	32,943,196

Total Liabilities and Stockholders' Equity	$83,624,425	$65,586,841

The accompanying notes are an integral part of these consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

For the Three and Nine Months Ended September 30, 2018 and 2017

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Revenue:
Rental income	$2,211,085	$2,043,322	$6,623,163	$5,814,135

Expenses:
Property operating and maintenance	780,415	593,339	2,081,009	1,694,969
Real estate taxes	371,741	346,669	1,104,657	988,839
Depreciation and amortization	597,928	537,968	1,631,824	1,458,933
General and administration	511,158	558,074	1,702,990	1,860,473
Noncash share-based compensation	39,375	-	39,375	-

Total expenses	2,300,617	2,036,050	6,559,855	6,003,214

Operating (loss) income	(89,532)	7,272	63,308	(189,079)

Other income (expenses):
Net gain on sale of single family residential properties	-	-	-	75,796
Casualty (loss) gain, net	-	(978,181)	76,133	(895,194)
Loss on early extinguishment of debt	(642,845)	-	(642,845)	-
Previously deferred stock issuance costs	-	-	(674,144)	-
Other	7,993	5,466	22,989	13,628
Interest expense	(441,341)	(342,253)	(1,277,105)	(967,410)

Total other income (expenses), net	(1,076,193)	(1,314,968)	(2,494,972)	(1,773,180)

Net loss	$(1,165,725)	$(1,307,696)	$(2,431,664)	$(1,962,259)

Net loss per share
(Basic and fully diluted)	$(0.11)	$(0.12)	$(0.23)	$(0.18)

Weighted average number of common shares outstanding	10,779,070	10,734,025	10,769,062	10,734,025

The accompanying notes are an integral part of these consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the Nine Months Ended September 30, 2018 and 2017

	2018	2017

Cash Flows From Operating Activities:
Net loss	$(2,431,664)	$(1,962,259)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,631,824	1,458,933
Noncash share-based compensation	39,375	-
Amortization of deferred loan fees	152,982	108,117
Casualty loss, net	-	895,194
Gain on sale of single-family residential properties	-	(75,796)
Loss on early extinguishment of debt	642,845	-
Previously deferred stock issuance costs	674,144	-
Changes in operating assets and liabilities:
Rent and other receivables	31,112	(427,708)
Other assets	(298,153)	79,262
Accounts payable and accrued liabilities	77,679	192,408
Resident security deposits	60,304	126,711
Net cash provided by operating activities	580,448	394,862

Cash Flows From Investing Activities:
Acquisitions of single-family residential properties	(1,681,413)	(10,117,039)
Capital improvements for single-family residential properties	(1,928,298)	(668,268)
Proceeds from disposition of single-family residential properties	-	205,027
Insurance proceeds received for property damages	1,420,912	554,806
Lease origination costs	(183,300)	(219,407)
Net cash used in investing activities	(2,372,099)	(10,244,881)

Cash Flows From Financing Activities:
Proceeds from notes payable	54,098,630	7,968,633
Proceeds from issuance of shares	702,176	-
Payments of notes payable	(33,742,217)	(405,750)
Payment of loan fees	(1,562,527)	(220,773)
Payments of stock issuance costs	(120,848)	(556,604)
Net cash provided by financing activities	19,375,214	6,785,506

Net Increase (Decrease) In Cash, Cash Equivalents, and Restricted Cash	17,583,563	(3,064,513)
Cash, Cash Equivalents, and Restricted Cash at the Beginning of the Period	6,442,322	10,044,977

Cash, Cash Equivalents, and Restricted Cash at the End of the Period	$24,025,885	$6,980,464

Supplemental Disclosure:

Cash paid for interest	$1,216,513	$837,127

The accompanying notes are an integral part of these consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

September 30, 2018 and 2017

NOTE 1. ORGANIZATION AND OPERATION

Reven Housing REIT, Inc. is a Maryland corporation (Reven Housing REIT, Inc., which along with its wholly-owned subsidiaries, are also referred to herein collectively as the “Company”) which acquires portfolios of occupied and rented single-family residential properties located throughout the United States with the objective of receiving income from rental property activity and future profits from the sale of rental property at appreciated values.

As of September 30, 2018, the Company owned 826 single-family homes in the Houston, Jacksonville, Memphis, Birmingham and Atlanta metropolitan areas.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2017 Annual Report on Form 10-K filed with the SEC on March 29, 2018. The results of operations for the period ended September 30, 2018 are not necessarily indicative of the operating results for the full year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Reven Housing REIT, Inc, Reven Housing REIT OP, LP, a Delaware limited partnership which is its 100% owned operating partnership, and its wholly-owned subsidiaries, which have been formed primarily for financing purposes. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Financial Instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying condensed consolidated balance sheets, approximates fair value due to their short-term nature. The Company’s short term financial instruments consist of cash and cash equivalents, restricted cash, rent and other receivables, escrow deposits, accounts payable and accrued liabilities, and resident security deposits.

The carrying value of the Company’s notes payable, as reported in the accompanying condensed consolidated balance sheets, approximates fair value due to their market interest rate and because their security and payment terms are similar to other debt instruments currently being issued.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

September 30, 2018 and 2017

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

The Company assesses its investments in single-family residential properties for impairment whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company did not recognize any impairment loss for the nine-month period ended September 30, 2018. During the quarter ended September 30, 2017, the company reduced its carrying value of its homes by $2.6 million due to hurricane damages in Houston and Jacksonville. Substantially all of those damages have since been repaired.

Cash and Cash Equivalents

The Company considers all demand deposits, money market accounts and certificates of deposit with a maturity of three months or less to be cash equivalents. The Company maintains its cash accounts at quality financial institutions. The combined account balances at one or more institutions typically exceed the federal insurance coverage and thus there is a concentration of credit risk related to amounts on deposit in excess of available federal insurance coverage. The Company believes that the risk is not significant, as the Company does not anticipate the financial institutions non-performance.

Restricted Cash

Pursuant to the terms of the note payable referred to in Note 5, the Company is required to establish, maintain, and fund monthly specified reserve accounts. These reserve accounts include property tax reserves, insurance reserves, and capital expenditure reserves.

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

Deferred Stock Issuance Costs

Deferred stock issuance costs represent amounts paid for legal, consulting, and other offering expenses in conjunction with the future raising of additional capital to be completed within one year. These costs are netted against additional paid-in capital as a cost of the stock issuance upon closing of the respective stock placement. During the nine-month period ended September 30, 2018, such capital raise was postponed indefinitely, and the Company expensed the related $674,144 of deferred stock issuance costs incurred pertaining to its previously filed registration statement on Form S-11.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

September 30, 2018 and 2017

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Security Deposits

Security deposits represent amounts deposited by tenants at the inception of the lease. As of September 30, 2018 and December 31, 2017, the Company had $757,683 and $697,379, respectively, in resident security deposits. Security deposits are refundable, net of any outstanding charges and fees, upon expiration of the underlying lease.

Revenue Recognition

Residential properties are leased to tenants under short term rental agreements of generally one year and revenue is recognized over the lease term on a straight-line basis.

Income Taxes

The Company intends to elect to be taxed as a real estate investment trust (“REIT”), as defined in the Internal Revenue Code, commencing with the taxable year ended December 31, 2018. Accordingly, the Company does not expect to be subject to federal income tax, provided that it continues to qualify as a REIT and distributions to the stockholders equal or exceed REIT taxable income.

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

During January 2018, an additional 35,505 shares were issued to officers, directors and employees as part of their accrued compensation for the year ended December 31, 2017. Subsequent to September 30, 2018, the Company issued 9,918 shares to directors as part of their accrued compensation for the period ended September 30, 2018. A total of 541,782 shares have been issued under the 2012 plan to date.

Net Loss Per Share

Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any) are not included in the computation if the effect would be anti-dilutive and would increase earnings or decrease loss per share. For the three and nine months ended September 30, 2017, potentially dilutive securities excluded from the calculations were 263,588 shares issuable upon exercise of outstanding warrants granted in prior years. These warrants were converted, or expired, during the quarter ended September 30, 2018.

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

September 30, 2018 and 2017

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. ASU 2014-09, ASU 2015-14 and ASU 2016-08 are herein collectively referred to as the "New Revenue Recognition Standards". The New Revenue Recognition Standards are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted but not before annual periods beginning after December 15, 2016. The Company has adopted the New Revenue Recognition Standards effective as of January 1, 2018, and has applied the modified retrospective method. The Company has evaluated its revenue streams and, as they are primarily related to leasing activities which are scoped out of the New Revenue Recognition Standards, has determined that the adoption of such standards does not have a material impact on the consolidated financial statements and thus there is no cumulative adjustment upon adoption. The Company evaluated its real estate sales contracts through September 30, 2018 and 2017 and determined they qualified as sales to noncustomers. The gain on the sale of real estate for the property sold through September 30, 2017 was recognized on the full accrual method based on the existing accounting standards and was determined to be a completed contract as of September 30, 2017; therefore, the adoption of the new revenue recognition standards did not have an impact on the Company’s real estate sale contracts.

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

Subsequent Events

Management has evaluated events subsequent to September 30, 2018 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustments of and/or disclosure in such financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

September 30, 2018 and 2017

NOTE 3. INVESTMENTS IN SINGLE-FAMILY RESIDENTIAL PROPERTIES

The following table summarizes the Company’s investments in single-family residential properties. The homes are generally leased to individual tenants under leases with terms of one year or less.

				Investments in		Investments in
				Single-Family		Single-Family
	Number		Buildings and	Residential	Accumulated	Residential
	of Homes	Land	Improvements	Properties, Gross	Depreciation	Properties, Net

Total at December 31, 2017	799	$10,996,361	$49,399,791	$60,396,152	$(4,542,707)	$55,853,445

Purchases and improvements during 2018:
Acquisitions	27	331,800	1,349,613	1,681,413	-	1,681,413
Improvements	-	-	1,928,298	1,928,298	-	1,928,298
Depreciation	-	-	-	-	(1,519,249)	(1,519,249)

Total at September 30, 2018	826	$11,328,161	$52,677,702	$64,005,863	$(6,061,956)	$57,943,907

Approximately $987,000 of improvements made during the nine months ended September 30, 2018 were related to renovations resulting from casualty losses incurred during 2017, and were primarily funded with insurance proceeds received during the period ended September 30, 2018.

NOTE 4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At September 30, 2018 and December 31, 2017, accounts payable and accrued liabilities consisted of the following:

	2018	2017

Accounts payable	$36,925	$162,221
Real estate taxes payable	1,031,027	781,898
Accrued compensation, board fees and other	337,870	416,633
Interest payable	-	92,390
	$1,405,822	$1,453,142

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

September 30, 2018 and 2017

NOTE 5. NOTES PAYABLE

On September 28, 2018, the Company, through Reven Housing Funding 1, LLC, a wholly-owned subsidiary, refinanced its entire single-family home portfolio by entering into a $51,362,000 loan with Arbor Agency Lending, LLC, on behalf of the Federal Home Loan Mortgage Corporation (Freddie Mac). The loan is a seven-year, monthly interest-only payable loan accruing interest at 4.74% per annum, with principal due and payable at its maturity on October 1, 2025. The loan is secured by 824 of the Company’s currently owned single-family homes and the Company has also guaranteed approximately $12.8 million of the loan balance. Proceeds of approximately $33 million were utilized to pay off and replace the Company’s eight previously outstanding notes. Additionally, as a result of the loan, the Company received approximately $17 million of cash, net of transaction fees, prepayment fees, and loan payoffs which Reven intends to use for the future acquisitions of single-family homes.

Early Extinguishment of Debt

As a result of the early payoff of the Company’s previous loans on September 28, 2018 mentioned above, the Company incurred $642,845 of loss on early extinguishment of debt primarily consisting of unamortized financing costs and prepayment fees.

A summary of the Company’s notes payable as of September 30, 2018 and December 31, 2017 is as follows:

	2018	2017	Interest Rate (Fixed)	Maturity Date
Note
Reven Housing Fund 1, LLC	$51,362,000	$-	4.74%	October, 2025
Reven Housing Texas, LLC	-	7,312,030	4.50%	April, 2020
Reven Housing Texas 2, LLC	-	4,890,978	4.50%	January, 2022
Reven Housing Tennessee, LLC	-	3,830,791	4.50%	April, 2020
Reven Housing Florida, LLC	-	3,442,987	4.50%	April, 2020
Reven Housing Florida 2, LLC	-	4,805,389	4.50%	April, 2020
Reven Housing Georgia, LLC	-	1,780,765	4.50%	July, 2020
Reven Housing Tennessee, LLC	-	1,148,726	4.50%	September, 2020
Reven Housing Alabama, LLC	-	3,793,920	4.25%	January, 2023
	51,362,000	31,005,586
Less deferred loan fees, net	(1,279,163)	(512,462)
Notes payable, net	$50,082,837	$30,493,124

Costs incurred in the placement of the Company’s debt are deferred and amortized using the effective interest method over the term of the loans as a component of interest expense on the condensed consolidated statements of operations. The amount of unamortized fees are deducted from the remaining principal amount owed on the corresponding notes payable. Unamortized deferred loan costs and fees totaled $1,279,163 and $512,462 as of September 30, 2018 and December 31, 2017, respectively.

During the three months ended September 30, 2018 and 2017, the Company incurred $441,341 and $342,253, respectively, of interest expense related to the notes payable, which includes $50,994 and $39,998, respectively, of amortization of deferred loan fees. During the nine months ended September 30, 2018 and 2017, the Company incurred $1,277,105 and $967,410, respectively, of interest expense related to the notes payable, which includes $152,982 and $108,117, respectively, of amortization of deferred loan fees.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

September 30, 2018 and 2017

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

In January 2018, the Company issued 35,505 shares of the Company’s common stock under the 2012 Plan to certain directors, officers, and consultants of the Company as payment for accrued 2017 compensation. Subsequent to September 30, 2018, in November 2018, the Company approved the issuance of 9,918 shares of the Company’s common stock under the 2012 Plan to certain directors as payment for accrued 2018 compensation for the three month period ending September 30, 2018.

The Company had previously issued outstanding warrants that allowed holders to purchase up to 263,588 shares at an exercise price of $4.00 per share.  During September 2018, 175,544 shares were issued upon the exercise of warrants and the Company received total proceeds on exercise of $702,176. The remaining warrants expired on September 27, 2018.

Share Repurchase Program

In March 2018, the Company authorized our existing share repurchase program, authorizing the repurchase of up to $500,000 of our outstanding common stock from time to time in the open market. The program has an expiration date of December 31, 2018. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Company did not repurchase and retire any of our shares as of the period ended September 30, 2018. Subsequent to September 30, 2018, the Company has repurchased a nominal number of shares under the program.

Distributions

In October 2018, the Company declared its first distribution of $0.01 per share on the Company’s common shares. The distribution will be made on or about November 15, 2018 to shareholders of record as of October 25, 2018.

NOTE 7. INCOME TAXES

The Company intends to elect REIT status effective for the year ending December 31, 2018. The Company would then generally not be subject to income taxes assuming it complied with the various distribution rules applicable to REITs. The Company has also incurred current and prior year net operating losses; thus, the Company does not expect to incur current income tax expenses even if it does not choose to elect REIT status in 2018.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and expected carry-forwards are available to reduce taxable income. The Company records a valuation allowance when, in the opinion of management, it is more likely than not, that the Company will not realize some or all deferred tax assets. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance equal to the deferred tax asset at September 30, 2018 and December 31, 2017. At December 31, 2017 the Company had federal and state net operating loss carry-forwards of approximately $5,350,000. The federal and state tax loss carry-forwards will begin to expire in 2032, unless previously utilized.

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

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

September 30, 2018 and 2017

NOTE 8. RELATED PARTY TRANSACTIONS

Reven Capital, LLC, which is wholly-owned by Chad M. Carpenter, a shareholder of the Company and its Chief Executive Officer, currently subleases office space from the Company on a month to month basis for a monthly rental of $500. For each of the three month periods ended September 30, 2018 and 2017, the Company received income from Reven Capital, LLC of $1,500, respectively. For each of the nine month periods ended September 30, 2018 and 2017, the Company received income from Reven Capital, LLC of $4,500, respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company has entered into purchase contracts to acquire approximately 200 homes at a contract price of approximately $22.4 million. However, it is not yet known if the purchases of these properties will close because properties may fall out of escrow through the closing process for various reasons.

Legal and Regulatory

The Company is subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of the Company’s business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s condensed consolidated financial statements and, therefore, no accrual has been recorded as of the periods ended September 30, 2018 and December 31, 2017.

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

Overview

We are an internally managed Maryland corporation that engages in the acquisition, ownership and operation of portfolios of leased single-family residential properties in the United States. We operate our portfolio properties as single family rentals, or SFRs, and we generate most of our revenue from rental income from the existing tenants of the SFRs we have acquired. We intend to elect to be taxed as a real estate investment trust (“REIT”), as defined in the Internal Revenue Code, commencing with the taxable year ending December 31, 2018.

As of September 30, 2018, we have invested an aggregate of approximately $64 million and own a total of 826 homes, of which 263 homes are in the Houston, Texas metropolitan area, 252 homes are in the Jacksonville, Florida metropolitan area, 120 homes are in the Memphis, Tennessee metropolitan area (with two of the Memphis homes located just across the border in Mississippi), 144 homes are in the Birmingham, Alabama metropolitan area, and 47 homes are in the Atlanta, Georgia metropolitan area.

On September 28, 2018, we completed the refinancing of our entire single-family home portfolio by entering into a $51,362,000 seven-year, monthly interest-only payable loan accruing interest at 4.74% per annum, with principal due and payable at its maturity on October 1, 2025. The loan is secured by 824 of our currently owned single-family homes. Proceeds of approximately $33 million were utilized to pay off and replace the Company’s eight previously outstanding notes. Additionally, as a result of the loan, the Company received approximately $17 million of cash, net of transaction fees, prepayment fees, and loan payoffs, which we intend to use for the future acquisitions of single-family homes.

We intend to expand our acquisitions in our current and other select markets in the United States that fit our investment criteria. As of September 30, 2018, our portfolio properties were 92.9% occupied.

Our principal objective is to generate cash flow, while gaining home price appreciation, or HPA, at the same time through the ownership of our portfolio properties. With this objective in mind, we have developed our primary business strategy of acquiring portfolios of leased SFRs. We believe the execution of this strategy will allow us to generate immediate and steady cash flow from rental income from the SFRs that we acquire while potentially gaining significant HPA over time. While our goal is to grow our company and generate available cash flow that will allow us to pay all of our operating costs for the operation of our portfolio properties and distribute profits to our stockholders in the form of quarterly dividends, there can be no assurance we will be able to do so.

In October 2018, we declared our first distribution of $0.01 per share on our common shares. The distribution will be made on or about November 15, 2018 to shareholders of record as of October 25, 2018.

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

Property Portfolio

The following tables represent our investment in the homes as of September 30, 2018:

Total Portfolio of Single-Family Homes — Summary Statistics
(as of September 30, 2018)
Market	No. of Homes	Aggregate Investment	Average Investment per Home	Properties Leased	Properties Vacant	Portfolio Occupancy Rate	Average Age (years)	Average Size (sq. ft.)	Average Monthly Rent	Average Remaining Lease Term (Months)
Atlanta, Georgia	47	$3,478,297	$74,006	44	3	93.6%	30	1,453	$919	2.8
Birmingham, Alabama	144	9,973,063	69,257	124	20	86.1%	57	1,302	848	4.1
Houston, Texas	263	22,533,386	85,678	250	13	95.1%	49	1,452	1,139	3.7
Jacksonville, Florida	252	18,229,481	72,339	234	18	92.9%	55	1,289	943	5.7
Memphis, Tennesee	120	9,791,636	81,597	115	5	95.8%	44	1,675	999	8.6
Totals	826	$64,005,863	$77,489	767	59	92.9%	50	1,409	$996	5.0

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The following table sets forth a comparison of the results of operations for the three months ended September 30, 2018 and 2017:

			$	%
	2018	2017	Change	Change

Revenue:
Rental income	$2,211,085	$2,043,322	$167,763	8.2%

Expenses:
Property operating and maintenance	780,415	593,339	187,076	31.5%
Real estate taxes	371,741	346,669	25,072	7.2%
Depreciation and amortization	597,928	537,968	59,960	11.1%
General and administration	511,158	558,074	(46,916)	-8.4%
Noncash share-based compensation	39,375	-	39,375

Total expenses	2,300,617	2,036,050	264,567	13.0%

Operating (loss) income	(89,532)	7,272	(96,804)	1331.2%

Other (expenses) income:
Casualty (loss) gain, net	-	(978,181)	978,181	-100.0%
Loss on early extinguishment of debt	(642,845)	-	(642,845)
Other	7,993	5,466	2,527	46.2%
Interest expense	(441,341)	(342,253)	(99,088)	29.0%

Total other expenses	(1,076,193)	(1,314,968)	238,775	18.2%

Net loss	$(1,165,725)	$(1,307,696)	$141,971	10.9%

For the three months ended September 30, 2018, we had total rental income of $2,211,085 compared to total rental income of $2,043,322 for the three months ended September 30, 2017. The increase is due primarily to an increase in the number of homes owned during the 2018 period when compared to the number of homes owned during the three months ended September 30, 2017. As of September 30, 2018, we owned 826 homes; at September 30, 2017, we owned 755 homes.

As of September 30, 2018, 767, or approximately 92.9%, of our 826 homes were occupied. During the three months ended September 30, 2018, we had 63 home leases turnover, which represented approximately 7.6% of our end of the quarter portfolio. As of September 30, 2017, 709, or approximately 93.9%, of our 755 homes were occupied. During the quarter ended September 30, 2017, we had 65 home leases turnover, which represented approximately 8.6% of our end of the quarter portfolio.

For the three months ended September 30, 2018, we had property operating and maintenance expenses of $780,415 compared to $593,339 for the corresponding prior year period. Property operating and maintenance expenses consist of insurance, property management fees paid to third parties, repairs and maintenance costs, home owner association fees, and other miscellaneous property costs. Real estate taxes for the three months ended September 30, 2018 were $371,741 compared to $346,669 for the three months ended September 30, 2017. The increase in property operating, maintenance expenses from 2017 to 2018 is primarily due to an increase in repairs and insurance costs in the current period when compared to the prior year. The increase in real estate taxes in the current quarter compared to the corresponding prior period are primarily due to an increase in the number of homes owned. We had net operating income from rentals of $1,058,929 for the three months ended September 30, 2018 compared to net operating income from rentals of $1,103,314 in the corresponding prior year period. This resulted in a net operating income margin of approximately 47.9% in 2018 compared to 54.0% in the corresponding prior year period. The decrease in operating margin was primarily due to the increase in repair and insurance costs in the current period.

Depreciation and amortization on our home investments increased to $597,928 for the three months ended September 30, 2018 compared to $537,968 in 2017, reflecting the corresponding increase in the number of single family homes owned.

General and administrative expenses for the three months ended September 30, 2018 totaled $511,158 compared to $558,074 for the corresponding prior year period. General and administrative expenses consist of personnel costs, outside director fees, occupancy fees, public company filing fees, legal, accounting, and other general expenses. The nominal decrease in our general and administrative expenses is due primarily to a portion of the directors’ fees being paid in stock in 2018 when compared to 2017. Noncash share-based compensation for the three months ended September 30, 2018 was $39,375. There was no noncash share-based compensation awarded during the three months ended September 30, 2017.

The above results in total expenses of $2,300,617 for the three months ended September 30, 2018 resulting in an operating loss for the three months ended September 30, 2018 of $89,532, compared to total expenses of $2,036,050 for the three months ended September 30, 2017 and a corresponding operating income of $7,272 for the three months ended September 30, 2017.

During the quarter ended September 30, 2017, we had net casualty losses of $978,181 due to Hurricane Harvey and Irma. There were no casualty gains or losses during the three months ended September 30, 2018. On September 28, 2018, we refinanced our loan portfolio with a new loan and paid off our prior debt. This resulted in a loss on early extinguishment of debt of $642,845 due to the write-off of unamortized loan fees of $424,642 and the payment of prepayment charges of $218,203. Other income was $7,993 for the three months ended September 30, 2018 as compared to other income of $5,466 for the three months ended September 30, 2017. Interest expense on our notes payable was $441,341 for the three months ended September 30, 2018 compared to $342,253 for the three months ended September 30, 2017. The increase is primarily due to higher note payable balances for the three months ended September 30, 2018 when compared to the corresponding period in 2017. This resulted in net other expense of $1,076,193 for the three months ended September 30, 2018 compared to a net other expense of $1,314,968 for the three months ended September 30, 2017.

Net loss for the three months ended September 30, 2018 was $1,165,725. The net loss for the three months ended September 30, 2017 was $1,307,696. The weighted average number of shares outstanding for the three months ended September 30, 2018 increased to 10,779,070 from 10,734,025 for the three months ended September 30, 2017 resulting in a net loss per share of $0.11 for the three months ended September 30, 2018 and a net loss per share of $0.12 for the three months ended September 30, 2017. You will note that the loss on early extinguishment of debt of $642,845 during the three months ended September 30, 2018 caused the net loss per share to increase $0.06 per share. The net casualty loss of $978,181 resulted in an increase in the net loss per share of $0.09 during the three months ended September 30, 2017.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The following table sets forth a comparison of the results of operations for the nine months ended September 30, 2018 and 2017:

			$	%
	2018	2017	Change	Change

Revenue:
Rental income	$6,623,163	$5,814,135	$809,028	13.9%

Expenses:
Property operating and maintenance	2,081,009	1,694,969	386,040	22.8%
Real estate taxes	1,104,657	988,839	115,818	11.7%
Depreciation and amortization	1,631,824	1,458,933	172,891	11.9%
General and administration	1,702,990	1,860,473	(157,483)	-8.5%
Noncash share-based compensation	39,375	-	39,375

Total expenses	6,559,855	6,003,214	556,641	9.3%

Operating (loss) income	63,308	(189,079)	252,387	133.5%

Other (expenses) income:
Net gain on sale of residential properties	-	75,796	(75,796)	-100.0%
Casualty (loss) gain, net	76,133	(895,194)	971,327	-108.5%
Loss on early extinguishment of debt	(642,845)	-	(642,845)
Previously deferred stock issuance costs	(674,144)	-	(674,144)
Other	22,989	13,628	9,361	68.7%
Interest expense	(1,277,105)	(967,410)	(309,695)	32.0%

Total other expenses	(2,494,972)	(1,773,180)	(721,792)	-40.7%

Net loss	$(2,431,664)	$(1,962,259)	$(469,405)	-23.9%

For the nine months ended September 30, 2018, we had total rental income of $6,623,163 compared to total rental income of $5,814,135 for the nine months ended September 30, 2017. The increase in total rental and other income is due primarily to the increase in rental homes owned for the 2018 time period as compared to 2017.

For the nine months ended September 30, 2018, we had property operating and maintenance expenses of $2,081,009 compared to $1,694,969 for the nine months ended September 30, 2017. Real estate taxes for the nine months ended September 30, 2018 were $1,104,657 compared to $988,839 for the nine months ended September 30, 2017. The increase in property operating, maintenance expenses is due to higher repairs and insurance costs in the current period. The increase in real estate taxes from 2017 to 2018 is due primarily to a corresponding increase in our inventory of single family homes.

We had net operating income from rentals of $3,437,497 for the first nine months of 2018 compared to net operating income from rentals of $3,130,327 in the corresponding prior year’s period. The increase in net operating income is due primarily to the increase in rental homes owned during the current 2017 period offset by an increase in repairs and insurance costs. This results in a net operating income margin of approximately 51.9% in 2018 compared to a net operating income margin of 53.8% in 2017.

Depreciation and amortization increased to $1,631,824 during the nine months ended September 30, 2018 compared to $1,458,933 during the nine months ended September 30, 2017, reflecting the corresponding increase in our number of single family homes owned.

General and administrative expenses for the nine months ended September 30, 2018 totaled $1,702,990 compared to $1,860,473 for the prior year period. The decrease in our general and administrative expenses is due primarily to a decrease in legal, accounting, and miscellaneous travel and promotional expenses in 2018 when compared to 2017, due to a decrease in acquisition and promotional activities in the current period. Additionally, a portion of the directors’ fees were paid in stock in 2018 when compared to 2017. Noncash share-based compensation for the nine months ended September 30, 2018 was $39,375. There was no noncash share-based compensation awarded during the nine months ended September 30, 2017.

We sold two residential properties during the nine months ended September 30, 2017 for a gain of $75,796. There were no corresponding sales during the nine months ended September 30, 2018. We had net casualty gains of $76,133 during the nine months ended September 30, 2018, compared to net casualty losses of $895,194 due primarily to Hurricane Harvey and Irma during the nine months ended September 30, 2017. On September 28, 2018, we refinanced our loan portfolio with a new loan and paid off our prior debt. This resulted in a loss on early extinguishment of debt of $642,845 consisting of the to the write-off of unamortized loan fees of $424,642 and the payment of prepayment charges of $218,203. During the nine months ended September 30, 2018 we expensed $674,144 of previously deferred stock issuance costs relating to a postponed capital raise; there was not a corresponding charge during the nine months ended September 30, 2017. Other income was $22,989 for the nine months ended September 30, 2018 as compared to other income of $13,628 for the nine months ended September 30, 2017. Interest expense on our notes payable was $1,277,105 for the nine months ended September 30, 2018 compared to $967,410 for the nine months ended September 30, 2017. The increase is primarily due to higher note payable balances for the nine months ended September 30, 2018 when compared to the corresponding period in 2017. This resulted in net other expense of $2,494,972 for the nine months ended September 30, 2018 compared to a net other expense of $1,773,180 for the nine months ended September 30, 2017.

Net loss for the nine months ended September 30, 2018 was $2,431,664. The net loss for the nine months ended September 30, 2017 was $1,962,259. The weighted average number of shares outstanding for the nine months ended September 30, 2018 increased to 10,769,062 from 10,734,025 for the nine months ended September 30, 2017, resulting in a net loss per share of $0.23 for the nine months ended September 30, 2018 and a net loss per share of $0.18 for the nine months ended September 30, 2017. The loss on early extinguishment of debt caused the loss per share to increase $0.06 per share in 2018. Additionally, the expensing of $674,144 of previously deferred stock issuance costs during the period ended September 30, 2018 caused the net loss per share to increase an additional $0.06 per share. The net casualty loss in the period ended September 30, 2017 caused the net loss per share to increase $0.08 in that period.

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

Our liquidity and capital resources as of September 30, 2018 consisted primarily of cash and cash equivalents of $22,766,393. We believe our current liquidity and the expected cash flows from operations will be sufficient to fund the present level of our operations through the 12 months following the date of this report. However, our future acquisition activity will depend primarily on our ability to raise funds from the further issuance of shares of our common stock or units of our operating partnership combined with new loan transactions secured by our current and future home inventories. In order to purchase additional single-family homes, we intend to opportunistically utilize the capital markets to raise additional capital, including through the issuance of debt and equity securities, but there can be no assurance that we will be able to access adequate liquidity sources on favorable terms, or at all.

Credit Facilities

On September 28, 2018, we refinanced our entire single-family home portfolio by entering into a $51,362,000 loan with Arbor Agency Lending, LLC, on behalf of the Federal Home Loan Mortgage Corporation (Freddie Mac). The loan is a seven-year, monthly interest-only payable loan accruing interest at 4.74% per annum, with principal due and payable at its maturity on October 1, 2025. The loan is secured by 824 of our currently owned single-family homes and we also guaranteed approximately $12.8 million of the loan balance. Proceeds of approximately $33 million were utilized to pay off and replace our eight previously outstanding notes. Additionally, as a result of the loan, we received approximately $17 million of cash, net of transaction fees, prepayment fees, and loan payoffs, which we intend to use for the future acquisitions of single-family homes.

A summary of our notes payable as of September 30, 2018 and December 31, 2017 is as follows:

	2018	2017	Interest Rate (Fixed)	Maturity Date
Note
Reven Housing Fund 1, LLC	$51,362,000	$-	4.74%	October, 2025
Reven Housing Texas, LLC	-	7,312,030	4.50%	April, 2020
Reven Housing Texas 2, LLC	-	4,890,978	4.50%	January, 2022
Reven Housing Tennessee, LLC	-	3,830,791	4.50%	April, 2020
Reven Housing Florida, LLC	-	3,442,987	4.50%	April, 2020
Reven Housing Florida 2, LLC	-	4,805,389	4.50%	April, 2020
Reven Housing Georgia, LLC	-	1,780,765	4.50%	July, 2020
Reven Housing Tennessee, LLC	-	1,148,726	4.50%	September, 2020
Reven Housing Alabama, LLC	-	3,793,920	4.25%	January, 2023
	51,362,000	31,005,586
Less deferred loan fees, net	(1,279,163)	(512,462)
Notes payable, net	$50,082,837	$30,493,124

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2018 and 2017.

			$
	2018	2017	Change
Net cash provided by operating activities	$580,448	$394,862	$185,586
Net cash used in investing activities	(2,372,099)	(10,244,881)	7,872,782
Net cash provided by financing activities	19,375,214	6,785,506	12,589,708

Net change in cash	$17,583,563	$(3,064,513)	$20,648,076

Operating Activities

We had net cash provided by operating activities of $580,448 for the nine months ended September 30, 2018. This resulted from a net loss of $2,431,664, adding back depreciation and amortization of $1,631,824, noncash share-based compensation of $39,375, amortization of deferred loan fees of $152,982, loss on early extinguishment of debt of $642,845, cancelled offering costs of $674,144, and then decreasing the amount by the net change in operating assets and liabilities of $129,058.

We had net cash provided by operating activities of $394,862 for the nine months ended September 30, 2017. This resulted from a net loss of $1,962,259, adding back depreciation and amortization of $1,458,933, amortization of deferred loan fees of $108,117, casualty losses of $895,194 and then deducting gain on sale of residential properties of $75,796, and then decreasing the amount by the net change in operating assets and liabilities of $29,327.

Investing Activities

During the nine months ended September 30, 2018, we invested $1,681,413 in new homes, $1,928,298 in capital improvements for our homes (of which approximately $987,000 were for hurricane renovation costs), and $183,300 in lease origination costs. We received $1,420,912 of insurance proceeds for property damages for a total of $2,372,099 of net cash used in investing activities.

During the nine months ended September 30, 2017, we invested $10,117,039 in new homes, $668,268 in capital improvements for our homes, and $219,407 in lease origination costs. We received $205,027 of proceeds on the disposition of residential properties and $554,806 of insurance proceeds for property damages for a total of $10,244,881 of cash used in investing activities.

Financing Activities

During the nine months ended September 30, 2018, we had net cash provided by financing activities of $19,375,214 derived from $54,098,630 of proceeds from notes payable, $702,176 of proceeds from issuance of shares, less $33,742,217 of notes payable principal payments, less $1,562,527 of loan fees, and the payment of $120,848 of deferred offering costs.

During the nine months ended September 30, 2017, we had net cash provided by financing activities of $6,785,506 derived from $7,968,633 of proceeds from notes payable, less $405,750 of notes payable principal payments, less $220,773 of loan fees, less payments of deferred stock issuance costs of $556,604.

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

The following is a reconciliation of our NOI to net loss as determined in accordance with GAAP for the three and nine months ended September 30, 2018 and 2017.

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss	$(1,165,725)	$(1,307,696)	$(2,431,664)	$(1,962,259)

Depreciation and amortization	597,928	537,968	1,631,824	1,458,933
General and administration	511,158	558,074	1,702,990	1,860,473
Noncash share-based compensation	39,375	-	39,375	-
Other expenses, net	1,076,193	1,314,968	2,494,972	1,773,180

Net operating income (NOI)	$1,058,929	$1,103,314	$3,437,497	$3,130,327

Net operating income as a percentage of total revenue	47.9%	54.0%	51.9%	53.8%

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

Core Funds From Operations (or Core FFO) is a non-GAAP financial measure that we use as a supplemental measure of our performance. We believe that Core FFO is further helpful to investors as it provides a more consistent measurement of our performance across reporting periods by removing the impact of certain items that are not comparable from period to period. We adjust FFO for expensed acquisition fees and costs, share-based compensation, non-cash interest expense related to amortization of deferred financing costs, casualty gains and losses, loss on early extinguishment of debt, cancelled offering costs, and certain other non-comparable costs to arrive at Core FFO.

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

The following table sets forth a reconciliation of our net loss as determined in accordance with GAAP and our calculations of FFO and Core FFO for the three and nine months ended September 30, 2018 and 2017:

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss	$(1,165,725)	$(1,307,696)	$(2,431,664)	$(1,962,259)

Add back depreciation and amortization	597,928	537,968	1,631,824	1,458,933
Less gain on sale of residential properties	-	-	-	(75,796)

Funds from (used in) operations	$(567,797)	$(769,728)	$(799,840)	$(579,122)

Add back noncash share-based compensation	39,375	-	39,375	-
Add back noncash amortization of deferred loan fees	50,994	39,998	152,982	108,117
Less net casualty gain; add net casualty loss	-	978,181	(76,133)	895,194
Add back loss on early extinguishment of debt	642,845	-	642,845	-
Add back previously deferred stock issuance costs	-	-	674,144	-

Core funds from operations	$165,417	$248,451	$633,373	$424,189

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

As a “smaller reporting company” defined in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

Item 4.  Controls and Procedures.

Internal Control Over Financial Reporting

During the three months ended September 30, 2018, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (“Exchange Act”)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act as of September 30, 2018.  Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

PART II - OTHER INFORMATION

Item 6.   Exhibits.

Exhibit No.	Description	Method of Filing

10.1*	Amended and Restated Employment Agreement dated August 14, 2018 between Chad Carpenter and Registrant	Incorporated by reference from Current Report on Form 8-K filed on August 16, 2018

10.2*	Amended and Restated Employment Agreement dated August 14, 2018 between Thad Meyer and Registrant	Incorporated by reference from Current Report on Form 8-K filed on August 16, 2018

10.3	Single Family Homes Real Estate Purchase and Sale Agreement (Birmingham 59) dated August 28, 2018	Incorporated by reference from Current Report on Form 8-K filed on August 30, 2018

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

*	Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2018	REVEN HOUSING REIT, INC.

/s/ Chad M. Carpenter
Chad M. Carpenter,
Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2018	REVEN HOUSING REIT, INC.

/s/ THAD L. MEYEr
Thad L. Meyer,
Chief Financial Officer
(Principal Financial Officer)

