Form 10-K
period 2018-12-31
Reven Housing REIT, Inc.
filed 2019-03-21
CIK 1487782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒
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

The number of shares of the registrant’s common stock outstanding as of February 28, 2019 was 11,026,948.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2019 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the registrant’s year ended December 31, 2018 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

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

Overview

We are an internally managed Maryland corporation that engages in the acquisition, ownership and operation of portfolios of leased single-family homes in the United States. We operate our portfolio properties as single-family rentals, or SFRs, and we generate most of our revenue from rental income from the existing tenants of the SFRs we have acquired. We are currently evaluating whether to elect to be taxed as a real estate investment trust (“REIT”), commencing with the taxable year ended December 31, 2018. We have until the extended due date of our December 31, 2018 tax return to formally make this election. Accordingly, should we elect REIT status, we do not expect to be subject to federal income tax, provided that we continue to qualify as a REIT and distributions to the stockholders equal or exceed REIT taxable income. Should we not elect to be taxed as a REIT, we still would not be subject to federal income tax for periods ended December 31, 2018 and prior due to significant operating losses and net operating loss carry-forwards.

As of December 31, 2018, we have invested an aggregate of approximately $78.4 million and own a total of 965 homes, of which 263 homes are in the Houston, Texas metropolitan area, 252 homes are in the Jacksonville, Florida metropolitan area, 143 homes are in the Memphis, Tennessee metropolitan area (with two of the Memphis homes located just across the border in Mississippi), 144 homes are in the Birmingham, Alabama metropolitan area, 116 homes are in the Oklahoma City, Oklahoma metropolitan area, and 47 homes are in the Atlanta, Georgia metropolitan area. Subsequent to year end through the date of this report, we purchased 24 additional homes in the Oklahoma City and Memphis metropolitan areas for approximately $4,640,000.

We intend to expand our acquisitions to other select markets in the United States that fit our investment criteria as we continue to evaluate new investment opportunities in different markets. As of December 31, 2018, our portfolio properties were 92.5% occupied. Our portfolio properties have been acquired from available cash and with the proceeds from secured loan transactions pursuant to which we had an outstanding principal amount owed of $51,362,000 as of December 31, 2018. Our loan transactions are secured by first priority liens and related rents on our homes. Subsequent to year end on February 11, 2019 we increased our borrowings secured by homes by $10,523,000.

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

In October 2018, we declared our first distribution of $0.01 per share on our common shares. The distribution was made on November 15, 2018 to shareholders of record as of October 25, 2018 and totaled $109,467. Subsequent to December 31, 2018, on January 15, 2019, we declared a distribution of $0.01 per share on our common shares. The distribution was made on February 15, 2019 to shareholders of record as of January 25, 2019 and totaled $109,652.

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

Reven Housing REIT, Inc. serves as a holding company for our various operating subsidiaries through which we conduct our acquisitions and hold our properties and applicable secured debt. These operating subsidiaries include Reven Housing REIT OP, L.P., a Delaware limited partnership that is our wholly-owned operating partnership; Reven Housing GP, LLC, a Delaware limited liability company that is our wholly-owned subsidiary and the sole general partner of our operating partnership; Reven Housing REIT TRS, LLC, a Delaware limited liability company that is the wholly-owned subsidiary of our operating partnership and that we intend will elect to be treated as a taxable REIT subsidiary; and its wholly-owned subsidiaries, which have been formed primarily for financing purposes.

Development of Our Business

Since January 1, 2018, we have undertaken the following material transactions and general development of our business:

Birmingham, Alabama - On February 16, 2018, we received additional loan proceeds of $2,736,630 secured by deeds of trust encumbering certain of our homes located in Birmingham, AL. The proceeds from this note were used to purchase a portfolio of 27 single-family homes, located in the Birmingham, Alabama metropolitan area for approximately $1,659,000 including closing and acquisition costs.

Portfolio Loan Refinancing- On September 28, 2018, we refinanced our single-family home portfolio by entering into a $51,362,000 loan with Arbor Agency Lending, LLC, on behalf of the Federal Home Loan Mortgage Corporation (Freddie Mac). The loan is a seven-year, monthly interest-only payable loan accruing interest at 4.74% per annum, with principal due and payable at its maturity on October 1, 2025. The loan is secured by 824 of our homes and we also guaranteed approximately $12.8 million of the loan balance. Proceeds of approximately $33 million were utilized to pay off and replace our eight previously outstanding notes with regional banks. Additionally, as a result of the loan, we received approximately $17 million of cash, net of transaction fees, prepayment fees, and loan payoffs which we are utilizing for acquisitions of single-family homes and operational cost.

Memphis, Tennessee – During December 2018, we closed on the acquisition of 23 single-family homes located in the Memphis, Tennessee metropolitan area for the purchase price of approximately $1,546,000 including closing expenses and acquisition costs.

Oklahoma City, Oklahoma – During December 2018, we closed on the acquisition of 116 single-family homes located in the Oklahoma City, Oklahoma metropolitan area for the purchase price of approximately $12,650,000 including closing expenses and acquisition costs.

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

Experienced Management Team

We believe the real estate and institutional investment experience of our management team will lead our company to achieve our growth goals. Our management team is led by our founder, Chad M. Carpenter, our Chairman, President and Chief Executive Officer. Mr. Carpenter, along with Thad L. Meyer, our Chief Financial Officer, Chief Operating Officer and Secretary, are both experienced institutional real estate veterans, each with more than 25 years of residential and commercial real estate experience in both public and private real estate companies. Along with Michael P. Soni, our Senior Advisor of Investments, who also serves as our asset manager, our seasoned management team has more than 55 years of collective commercial and residential real estate investment, leasing and operational experience and has been involved in over $3.0 billion of real estate transactions. Members of our management team, including their experiences prior to joining our company, have inspected over 4,000 single-family residences and acquired approximately 800 single-family residences to rent or rehabilitate and sell in 14 states, including Alabama, Arizona, California, Florida, Georgia, Indiana, Michigan, Mississippi, New York, Ohio, Oklahoma, Pennsylvania, Tennessee and Texas. Our management team has established excellent relationships with brokers, sellers, institutional investors, policymakers, lenders, and aggregators of residential assets and has a proven track record in acquiring, managing and selling residential and commercial real estate.

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

Create a Diversified Stabilized Portfolio

We currently own leased portfolios in the Atlanta, Georgia, Houston, Texas, Jacksonville, Florida, Memphis, Tennessee, Oklahoma City, Oklahoma and Birmingham, Alabama metropolitan areas and intend to expand into other select markets in the United States that fit our strict investment criteria. These targeted markets include selected cities in Arizona, California, Colorado, Illinois, Indiana, Kentucky, Nevada, North Carolina, South Carolina, Utah, Virginia, and West Virginia. We believe that our planned expansion into these markets will help us achieve a diversified portfolio.

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

Our Business Activities and Operations

As of December 31, 2018, we have invested an aggregate of approximately $78.4 million and own a total of 965 homes, of which 263 homes are in the Houston, Texas metropolitan area, 252 homes are in the Jacksonville, Florida metropolitan area, 143 homes are in the Memphis, Tennessee metropolitan area (with two of the Memphis homes located just across the border in Mississippi), 144 homes are in the Birmingham, Alabama metropolitan area, 116 homes are in the Oklahoma City, Oklahoma metropolitan area, and 47 homes are in the Atlanta, Georgia metropolitan area. Subsequent to year end through the date of this report, we purchased 24 additional homes in the Oklahoma City and Memphis metropolitan areas for approximately $4,640,000.

States in Which We Own Single-Family Homes
(as of December 31, 2018)

NOTE: States shaded as “Owned” are states in which we own homes. We only own two homes in Mississippi.

The following table presents statistics of our single-family homes by Metropolitan Statistical Area, or MSA, and metro division as of December 31, 2018.

Total Portfolio of Single-Family Homes — Summary Statistics
(as of December 31, 2018)
Market	No. of Homes	Aggregate Investment	Average Investment per Home	Properties Leased	Properties Vacant	Portfolio Occupancy Rate	Average Age (years)	Average Size (sq. ft.)	Average Monthly Rent	Average Remaining Lease Term (Months)
Atlanta, Georgia	47	3,503,584	74,544	44	3	93.6%	31	1,453	919	2.66
Birmingham, Alabama	144	10,014,834	69,547	124	20	86.1%	58	1,302	848	5.04
Houston, Texas	263	22,581,573	85,861	250	13	95.1%	50	1,452	1,139	5.62
Jacksonville, Florida	252	18,303,089	72,631	234	18	92.9%	56	1,289	943	5.80
Memphis, Tennesee	143	11,370,903	79,517	138	5	96.5%	44	1,589	999	7.07
Oklahoma City, Oklahoma	116	12,649,800	109,050	103	13	88.8%	44	1,601	970	7.06
Totals	965	$78,423,783	$81,268	893	72	92.5%	50	1,425	$993	5.8

Our Investment Process

Our investment strategy is to acquire portfolios of tenant-occupied houses with cash and/or limited partnership interests of our operating partnership, or OP units, from investors who have accumulated homes and who are now looking for an exit strategy. The evaluation and execution of our portfolio acquisitions are subject to the review and approval by our investment committee, which operates under the oversight of our Board of Directors and is currently comprised of Chad M. Carpenter, our Chairman and Chief Executive Officer, Xiaofan (Fred) Bai, a member of our Board of Directors, Xiaohang (Jake) Bai, a member of our Board of Directors, Thad L. Meyer, our Chief Financial Officer and Chief Operating Officer, and Michael P. Soni, our Senior Advisor of Investments. We have developed and integrated the following proprietary processes in the implementation of our investment strategy.

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

•	Sources of deal flow. We source potential SFR portfolios from a variety of sources in our network to optimize deal flow of our target assets, which sources include:

o	Direct relationships with portfolio owners of SFR’s.

o	Residential brokers specializing in income-producing properties

o	Roofstock — online database of SFR properties for sale.

o	Existing SFR funds attempting to liquidate holdings and/or realize profits on flips

o	Property Wholesalers — groups that acquire damaged homes and/or foreclosed homes in order to rehabilitate, rent, flip, and manage

o	Fannie Mae/Freddie Mac for tenant-occupied portfolios available for bid

o	SFR conferences

o	Existing contacts

o	Homebuilders

•	Building a network. Our executives maintain existing relationships with a wide variety of relevant contacts that will allow access for many potential portfolios of properties. In addition, these agents, investors and other contacts are supplied with our specific investment criteria regarding type of dwelling and specific home characteristics, location, condition of property, and price points so that efforts are concentrated solely on the properties that are potentially viable for investment by us.

•	Managing the network. We are in continuous communication with portfolio sourcing contacts and send out frequent and regular emails updating investment criteria when there are changes due to market fluctuations or other factors affecting our acquisitions model. All contacts are logged in our proprietary contact database to ensure we have correct contact information. Further, each contact receives their own email file and all communications are filed appropriately in order to keep records of all conversations.

•	Initial informational requirement. All sourcing contacts in our network are requested to provide us with the following information for each house to ensure that we can quickly and productively qualify a portfolio for acquisition: market, address, zip code, type (SFR or town homes), rent, actual taxes, insurance, year built, square footage, # of bedrooms, # of bathrooms, asking price, lease expiry, Section 8/non-Section 8, and one exterior picture of the house. Based on the foregoing information we are able to verify whether the portfolio is in one of our target markets, assign housing classes based on year built, beds, baths, and pictures, sum actual tax and insurance expenses, and determine average rent for the portfolio. We can also determine from the above information the duration for current leases.

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

•	Professional BPO and valuation verification. During the preliminary underwriting phase we use Zillow and CMA analysis to arrive at valuations for market value. In addition, we utilize professional real estate firms to provide us with broker price opinions, or BPO, for valuations for each house. Each BPO is completed in a manner to ensure confidence in investment and pricing decisions. Two levels of technology-driven checks are used — data validation and a quality control rules engine — to identify duplicates and bring data together helping valuation professionals make accurate decisions. Each BPO is reviewed by staff analysts prior to delivery. This provides a final check against our valuation assumptions. We will only commence legal review of title and inspections if the valuation based on the BPOs are more than the total purchase price, otherwise we will endeavor to renegotiate the purchase price prior to incurring further due diligence costs.

•	Physical inspection and quality control. Once the professional BPOs have been received, and our existing valuation assumptions are proven correct, we utilize third-party professional engineers to conduct physical inspections of each house. The engineers provide us with reports based on the results of their inspections. These reports primarily focus on the following elements: site and pavements; structure; building envelope; mechanical, electrical and plumbing, or MEP; life safety; and interior. The reports also provide commentary regarding the tenant and the neighborhood.

•	Purchase and sale contract renegotiation. Once the inspection period has ended and all of the diligence has been reviewed, including title and legal review, if certain aspects of the contract require further attention, we then renegotiate those aspects of the contract. These items may include valuation problems that require a price deduction, unexpected deferred maintenance that must be deducted from the price, or dropping properties due to quality or other issues.

•	Closing. Within 30 days of the end of the inspection period we will close on the transaction. All rents will be pro-rated, tenant leases converted, service contracts cancelled, and deposits and keys delivered.

Proactive Asset Management

Each time we acquire a portfolio of assets, we prepare portfolio specific budgets that provides clear instructions to, and parameters for, our asset management personnel. Michael P. Soni, our Senior Advisor of Investments, currently serves as our asset manager. We expect to hire additional asset managers and other asset management personnel as we continue to expand our operations. The asset management team’s primary responsibility is to execute and adhere to these budgets. Our asset managers utilize our property managers’ offices as required for meetings that limit the need for regional offices and related expenses. Our asset managers proactively manage the property managers to reduce expenses and implement customer retention plans to keep our tenants in place for longer periods to reduce turns, vacancy, releasing costs and increase stockholder returns. We hire third-party tax advisors to review and, if appropriate, appeal property tax bills every year to effectively manage our property tax expense.

The principal responsibilities of our asset management personnel include:

•	Managing the budget for each asset and portfolios of assets. These budgets include occupancy goals, rent escalation objectives, asset improvements, leasing plans, return expectations, and recommendations as to which property management company to contract.

•	Managing the property managers. Asset managers are responsible for training and managing the property managers. Asset managers hold weekly calls with the property managers to review leasing, collections, and repair expenditures. Asset managers meet with each property manager to deliver and review the portfolios’ budgets to ensure that all parties who are involved in that portfolio understand our investment objectives and goals.

•	Leasing. Asset managers monitor occupancy for each portfolio on a weekly basis. Asset managers are tasked to keep their respective portfolios leased at all times and ensure that tenants’ leases are being renewed prior to expiration. Asset managers ensure that property managers maintain homes in rent-ready condition and begin the search for prospective tenants once tenants vacate a property. Leasing policies outline the leasing terms under which leases can be approved.

•	Rent collection. Asset managers monitor accounts receivable for each portfolio. In the event that tenants miss rent deadlines, the asset managers follow up with the property managers to ensure that they have contacted the tenants to expedite the resolution of any issues.

•	Reporting. Asset managers review property management reports for each portfolio on a monthly basis and prepare monthly asset management reports. Asset managers use property management reports to ensure that the property managers adhere to the portfolio’s budget and provide recommendations that add value to the asset or portfolio. Asset managers monitor occupancy, rent collection, expenses, insurance, maintenance and other cap-ex closely and ensure that property managers take all necessary steps to keep budgets on track. Asset managers meet quarterly with senior management to review the performance of each portfolio.

•	Disposition. Asset managers review and consider all purchase offers we receive on any asset in our portfolio and then in turn provide the terms of the offer and their evaluation to senior management. In evaluating whether to sell any such asset, we consider, among other things, tax considerations in respect of our qualification and compliance as a REIT, the capital appreciation of the asset, and the gain from the disposition. In the event proposed offers and dispositions are approved by us, our asset managers sell houses through a listing process with instructions that are approved by us.

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

The principal responsibilities of our property managers include:

•	Leasing. Property managers monitor occupancy for each portfolio on a daily basis. Property managers are tasked to keep their respective portfolios leased at all times and will ensure that tenants’ leases are being renewed prior to expiration. Property managers will ensure that the homes they manage are maintained in rent-ready condition if vacated. Property managers serve as our local leasing agents if they are qualified and have a proven track record. Additionally, property managers are instructed to use their best efforts to encourage tenants to renew leases with annual rental increases. If the situation warrants, we will approve and provide certain incentives such as free rent or minor improvements in an effort to encourage tenants to enter into leases more quickly and to enter into leases with longer lease terms.

•	Tenant retention. We regularly work with the property managers in implementing tenant retention programs. We believe that satisfied tenants will be more inclined to sign long-term leases and will provide a higher level of care for the property.

•	Rent collection. Property managers monitor accounts receivable for each portfolio on a daily basis. Property managers are instructed to contact tenants and collect late charges quickly if tenants do not make their payments on time. Property managers are tasked to expedite the resolution of any issues and will be able to provide certain tenants with payment options upon approval from asset management. Property managers are instructed to evict tenants, if necessary, in a socially responsible and ethical process that is adapted and appropriate for each market.

•	Regular home inspections. Property managers are required to ensure all homes are being well maintained by the tenants in order to avoid any serious and costly issues. Property managers document all interior inspections and submit photographs and focus on the property’s structure, foundation, roof, plumbing, furnace, water heaters, air conditioners, mechanical systems and appliances.

•	Reporting. Property managers prepare property management reports for each portfolio of assets that they manage to provide to the asset manager on a monthly basis. These reports focus on occupancy, rent collection, actual expenses incurred vs. budget, and cap-ex requirements/budgets.

•	Managing the tenant and vendor relationships. Property managers manage the tenant and vendor relationships for our company. We strive to ensure that each property manager adheres to our professional values, ethics, conduct and decorum when interacting with tenants and vendors on our behalf. We are committed to responsibility and responsiveness in providing landlord services to our tenants and endeavor to create and maintain positive relationships with our tenants and service providers.

•	Maintenance calls. Property managers field all maintenance calls. Property managers are empowered to hire vendors to address issues and are tasked to keep repair and/or maintenance costs within predefined and approved budgets. For items and actions that fall outside pre-approved expenditures, property managers are required to discuss with asset management to determine and take the appropriate action. Property managers are also required to respond to emergency calls.

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

Risk Management

We face various forms of risk in our business ranging from broad economic, housing market and interest rate risks, to more specific factors, such as credit risk related to our tenants, re-leasing of properties and competition for properties. We believe that the systems and processes developed by our experienced executive team since commencing our real estate investment operations will allow us to monitor, manage and ultimately navigate these risks.

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

Regulations

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

REIT Qualification

We currently are evaluating whether to elect to be taxed as a REIT commencing with our taxable year ending December 31, 2018. We have until the extended due date of our December 31, 2018 tax return to formally make this election. Although we believe we currently qualify, we are evaluating when the election timing would be most beneficial for our shareholders. Our qualification as a REIT depends upon our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Code relating to, among other things, the percentage of income that we earn from specified sources, the percentage of our assets that fall within specified categories, the diversity of our capital stock ownership, and the percentage of our earnings that we distribute. We believe that we have been organized in conformity with the requirements for qualification and taxation as a REIT under the Code, and that our intended manner of operation will enable us to meet the requirements for qualification and taxation as a REIT.

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

Should we not elect to be taxed as a REIT, we will not be subject to federal income tax for the periods ended December 31, 2018 and prior due to significant operating losses and net operating loss carry-forwards.

Investment Company Act of 1940

We intend to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act of 1940, as amended, or the 1940 Act.

Employees

As of December 31, 2018, we had three full-time employees. Additionally, Michael P. Soni, our Senior Advisor of Acquisitions and our asset manager, provides full-time services to us on a consultancy basis.

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

We have a history of net operating losses, and we may never achieve profitability from operations or generate sufficient cash flows to make or sustain distributions to our shareholders. We have a history of net operating losses. For the years ended December 31, 2018 and 2017, we had a net loss of $3,154,573 and $1,833,303, respectively. We may never achieve profitability from operations. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future. There can be no assurance that future operations will be profitable or that we will be able to make or sustain distributions to our shareholders from cash from operations. Revenues and profits, if any, will depend upon various factors, including whether we will be able to successfully implement our acquisition strategy. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us. In addition, an inability to achieve profitability could have a detrimental effect on the long-term capital appreciation of our common stock.

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

Our limited asset class and geographic diversification increases the risk of loss. Our portfolio is not fully diversified into a wide variety of properties or holdings. All of our real estate assets are of a single asset class (namely SFRs) and are currently located in the following markets: the Atlanta, Georgia, metropolitan area; the Houston, Texas, metropolitan area; the Jacksonville, Florida, metropolitan area; the Memphis, Tennessee, metropolitan area; the Oklahoma City, Oklahoma, metropolitan area, and the Birmingham, Alabama, metropolitan area. Accordingly, any adverse effects on the SFR sector specifically or the real estate industry in general or limited to such geographic markets, may have a disproportionate negative effect on our company and the value of our common stock. Additionally, we do not have geographic or product diversification or concentration as an investment objective. As a result, we could have (i) exposure to a limited number of regional and even local markets; and/or (ii) a limited number of real estate-related investments. The aggregate yields generated by our company may be negatively affected by adverse regional or local economic conditions in these geographic markets.

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

If we cannot obtain financing, our growth may be limited. To qualify as a REIT, we will be required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our stockholders. As a result, our ability to retain earnings to fund acquisitions or other capital expenditures will be limited. As of December 31, 2018, our assets were purchased with available cash and the proceeds from loan transactions to which we owe an aggregate of $51,362,000 as of December 31, 2018. Our loan transactions are secured by first priority liens and related rents on our homes. Over time, we may determine that it is appropriate to increase our use of leverage as a component of our financing strategy in an effort to increase our return potential. We can provide no assurance that we will be able to obtain future debt financing on favorable terms or at all.

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

Debt service obligations could adversely affect our operating results, may require us to sell properties and could adversely affect our ability to make or sustain distributions to our stockholders and the market price of our common stock. We have entered into loan agreements to which we owe an aggregate of $51,362,000 as of December 31, 2018. The proceeds of which we used to purchase additional homes. Our loan transactions are secured by first priority liens and related rents on our homes. We may finance future activities with additional indebtedness and we may be more likely to do so as our business grows. We may borrow for a number of reasons, such as financing acquisitions, capital expenditures or distributions necessary to qualify as a REIT. Our governing documents contain no limitations on the amount of debt that we may incur. As a result, we may incur substantial debt at our parent company and or at our subsidiary levels in the future.

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

A number of our properties are part of HOAs, and we and our tenants are subject to the rules and regulations of such HOAs, which may be arbitrary or restrictive. Violations of such rules may subject us to additional fees, penalties and litigation with such HOAs which would be costly. As of December 31, 2018, approximately 18% of our properties are located within HOAs, which are private entities that regulate the activities of owners and occupants of, and levy assessments on, properties in a residential subdivision. We pay all HOA fees and assessments directly. The majority of the HOA fees due on our properties are billed annually. The fees are paid when due by our property managers and are included in our property and operating expenses. HOAs in which we own properties may have or may enact onerous or arbitrary rules that restrict our ability to restore, market or lease our properties or require us to restore or maintain such properties at standards or costs that are in excess of our planned budgets. Such rules may include requirements for landscaping, limitations on signage promoting a property for lease or sale or the requirement that specific construction materials be used in restorations. Some HOAs also impose limits on the number of property owners who may rent their homes, which, if met or exceeded, would cause us to incur additional costs to sell the property and opportunity costs of lost rental revenue. Furthermore, many HOAs impose restrictions on the conduct of occupants of homes and the use of common areas, and we may have tenants who violate HOA rules and for which we may be liable as the property owner. Additionally, the boards of directors of the HOAs in which we own property may not make important disclosures about the properties or may block our access to HOA records, initiate litigation, restrict our ability to sell our properties, impose assessments or arbitrarily change the HOA rules. We may be unaware of or unable to review or comply with HOA rules before purchasing a property, and any such excessively restrictive or arbitrary regulations may cause us to sell such property at a loss, prevent us from renting such property or otherwise reduce our cash flow from such property, which would have an adverse effect on our returns on these properties.

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

Costs of complying with governmental laws and regulations may reduce our income and cash available for distributions. Real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to, among other things, environmental protection, human health and safety and access by persons with disabilities. We could be subject to liability in the form of fines or damages for noncompliance with these laws and regulations, even if we did not cause the event(s) resulting in liability.

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

Our ownership of our TRS is subject to limitations, and our transactions with our TRS could cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms. In general, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. In addition, the Code limits the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The Code also imposes a 100% excise tax on REITs for certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis. We intend to monitor the value of our respective investments in our TRS for the purpose of ensuring compliance with the REIT asset requirements and to structure our transactions with our TRS on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above.

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

In order to qualify as a REIT for each taxable year after our initial election year, five or fewer individuals, as defined in the Code, may not own, beneficially or constructively, more than 50% in value of our issued and outstanding stock at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity beneficially or constructively owns our capital stock under this requirement. Those attribution rules provide, among other things, for the look-through of any of our common shares held by entities to the natural persons who own those entities. For example, for purposes of calculating ownership under Code’s attribution rules, our largest shareholder, King Apex Group Holdings IV Limited, is not considered to be an owner of our shares. Instead, those natural persons who own King Apex Group Holdings IV Limited are counted as our shareholders, with our common shares held by the Fund attributed to each of those natural persons based on their ownership of the Fund. In addition, shares are attributed among certain family members, and shares underlying certain stock options are attributed to the option holder.

Additionally, at least 100 persons must beneficially own our capital stock during at least 335 days of a taxable year for each taxable year after our initial election year. To help ensure that we meet these tests, our charter restricts the acquisition and ownership of shares of our capital stock. If we fail to qualify as a REIT, we would be subject to U.S. federal income tax on our taxable income, if any, at corporate rates for such year and all subsequent tax years until such time as we qualify as a REIT.

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

Complying with the REIT requirements may force us to liquidate otherwise attractive investments. To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investments (other than governmental securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our assets can be represented by securities of one or more taxable REIT subsidiaries, and no more than 25% of our assets may consist of debt instruments issued by publicly offered REITS which are not secured by qualified mortgages on real property. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

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

Risks Related to Ownership of Our Common Stock

The availability and timing of our anticipated cash distributions are uncertain. We are generally required to distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year in order for us to qualify as a REIT under the Code, which requirement we currently intend to satisfy through quarterly cash distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. However, due to our net losses to date and our limited operating history, we currently do not have the ability to fund distributions from cash flow from operations and we cannot assure you that our cash position will allow us to make or continue to make distributions to you. Distributions to date have been made from cash on hand deemed to be in excess of our current requirements.

Our Board of Directors will determine the amount and timing of any distributions. In making such determinations, our directors will consider all relevant factors, including the amount of cash available for distribution, capital expenditures, general operational requirements and restrictions under applicable law. We bear all expenses incurred by our operations, and the funds generated by our operations, after deducting these expenses, are currently estimated to not be sufficient to allow for distributions to our stockholders from operations. We cannot assure you that sufficient cash will be available to make future distributions to you. With a limited operating history, we may be unable to make, maintain or increase distributions in the future.

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

Certain of our existing stockholders affiliated with Mr. Xiaofan Bai have substantial influence over our company, and their interests may not be aligned with the interests of our other stockholders and sales of their shares could cause the market price of our common stock to decrease. As of December 31, 2018, Mr. Xiaofan Bai, a member of our Board of Directors, and three of our stockholders affiliated with Mr. Bai collectively own approximately 54% of our outstanding voting securities. These three stockholders are private equity funds managed and controlled by Mr. Bai. As a result of this ownership interest, Mr. Bai has significant influence over our company and our business, including decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, election of directors, any amendments to our articles of incorporation and bylaws, and other significant corporate actions requiring stockholder approval. This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares. The interests of Mr. Bai and his affiliates may not always be aligned with the interests of our other stockholders. Furthermore, any sales of substantial amounts of shares of our common stock in the public market by Mr. Bai or the other stockholders affiliated with Mr. Bai, or the perception that such sales might occur, could result in significant downward pressure on the market price of our common stock. In addition, Mr. Xiaofan Bai and Mr. Xiaohang Bai, who is also a member of our Board of Directors, are cousins.

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

The following table presents statistics of our single-family homes by Metropolitan Statistical Area, or MSA, and metro division as of December 31, 2018.

Total Portfolio of Single-Family Homes — Summary Statistics
(as of December 31, 2018)
Market	No. of Homes	Aggregate Investment	Average Investment per Home	Properties Leased	Properties Vacant	Portfolio Occupancy Rate	Average Age (years)	Average Size (sq. ft.)	Average Monthly Rent	Average Remaining Lease Term (Months)
Atlanta, Georgia	47	3,503,584	74,544	44	3	93.6%	31	1,453	919	2.66
Birmingham, Alabama	144	10,014,834	69,547	124	20	86.1%	58	1,302	848	5.04
Houston, Texas	263	22,581,573	85,861	250	13	95.1%	50	1,452	1,139	5.62
Jacksonville, Florida	252	18,303,089	72,631	234	18	92.9%	56	1,289	943	5.80
Memphis, Tennesee	143	11,370,903	79,517	138	5	96.5%	44	1,589	999	7.07
Oklahoma City, Oklahoma	116	12,649,800	109,050	103	13	88.8%	44	1,601	970	7.06
Totals	965	$78,423,783	$81,268	893	72	92.5%	50	1,425	$993	5.8

Company Executive Offices

We maintain our executive offices in 3,200 square feet of leased office space located at 875 Prospect Street, Suite 304, La Jolla, California. The lease term is 64 months, expiring May 1, 2021. Monthly rent was $6,790 at December 31, 2018, subject to annual step increases of approximately 3% commencing each February 1st during the term.

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

Fiscal Year Ended December 31, 2018	High	Low
Fourth Quarter	$4.35	$2.67
Third Quarter	$4.50	$3.60
Second Quarter	$4.62	$2.32
First Quarter	$4.90	$2.65

Fiscal Year Ended December 31, 2017	High	Low
Fourth Quarter	$4.97	$3.04
Third Quarter	$6.75	$4.21
Second Quarter	$5.98	$4.90
First Quarter	$6.04	$5.46

Holders of Record

As of February 28, 2019, there were approximately 343 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Distributions

In October 2018, our board of directors declared our first distribution of $0.01 per share on our common shares. The distribution was made on November 15, 2018 to shareholders of record as of October 25, 2018 and totaled $109,467. Subsequent to December 31, 2018, on January 15, 2019, our board of directors declared a distribution of $0.01 per share on the Company’s common shares. The distribution was made on February 15, 2019 to shareholders of record as of January 25, 2019 and totaled $109,652. These distributions are treated for tax purposes as returns of capital.

We plan to elect to be taxed as a REIT for federal income tax purposes commencing with our 2018 fiscal year. As a REIT, under federal income tax law, we will be required to distribute annually at least 90% of our REIT taxable income, however future distributions will be determined by and at the sole discretion of our board of directors and will be based on a variety of factors, which may include among others: our actual and projected results of operations: our liquidity, cash flows and financial conditions: revenue from our properties: our operating expenses: economic conditions: debt service requirements: limitations under our financing arrangements: applicable law: and our capital requirements.

Issuer Purchases of Equity Securities

In March 2018, our board of directors authorized the repurchase of up to $500,000 of our outstanding common stock from time to time in the open market. The program expired on December 31, 2018. All repurchased shares were constructively retired and returned to an authorized and unissued status. We repurchased 3,413 shares under the program for a cost of $13,653 during the year ended December 31, 2018. All repurchases of shares occurred during the quarter ended December 31, 2018. In March 2018, our board of directors authorized the repurchase of up to $500,000 of our outstanding common stock from time to time in the open market. The program expired on December 31, 2018. All repurchased shares were constructively retired and returned to an authorized and unissued status. We repurchased 3,413 shares under the program for a cost of $13,653 during the year ended December 31, 2018. All repurchases of shares occurred during the quarter ended December 31, 2018. The repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The following table provides information concerning the repurchase of our common shares for each of the three months in the fiscal quarter ended December 31, 2018:

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1, 2018 to October 31, 2018	2,283	$4.17	2’283	$497,717
November 1, 2018 to November 30, 2018	530	$3.89	530	$495,654
December 1, 2018 to December 31, 2018	600	$3.45	600	$493,587
Total	3,413	$4.00	3,413	$0-Expired at 12-31-18

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

As of the date of this report, we have not granted any options under our 2012 Plan nor have we granted any non-plan options. We have granted 617,151 shares of our common stock in stock awards under the 2012 Plan. As of the date of this report, 1,032,849 shares of our common stock initially reserved for issuance under our 2012 Plan remain available for future issuance to employees, directors, consultants, and other service providers. The following table sets forth certain information as of December 31, 2018 about our 2012 Plan and the non-plan options.

(c)
Number of Securities
	(a)		Remaining Available for
	Number of Securities	(b)	Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans
	Outstanding	Outstanding	(Excluding Securities
Plan Category	Options(1)	Options	Reflected In Column (a))
Equity compensation plans approved by security holders	—	$ N/A	1,032,849
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	$ N/A	1,032,849

(1)	Does not reflect the 617,151 shares of stock granted pursuant to our 2012 Plan.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are an internally managed Maryland corporation that engages in the acquisition, ownership and operation of portfolios of leased single-family homes in the United States. We operate our portfolio properties as single-family rentals, or SFRs, and we generate most of our revenue from rental income from the existing tenants of the SFRs we have acquired. We are currently evaluating whether to elect to be taxed as a real estate investment trust (“REIT”), commencing with the taxable year ended December 31, 2018. We have until the extended due date of our December 31, 2018 tax return to formerly make this election. Accordingly, should we elect REIT status, we do not expect to be subject to federal income tax, provided that we continue to qualify as a REIT and distributions to the stockholders equal or exceed REIT taxable income. Should we not elect to be taxed as a REIT, we still would not be subject to federal income tax for periods ended December 31, 2018 and prior due to significant operating losses and net operating loss carry-forwards.

As of December 31, 2018, we have invested an aggregate of approximately $78.4 million and own a total of 965 homes, of which 263 homes are in the Houston, Texas metropolitan area, 252 homes are in the Jacksonville, Florida metropolitan area, 143 homes are in the Memphis, Tennessee metropolitan area (with two of the Memphis homes located just across the border in Mississippi), 144 homes are in the Birmingham, Alabama metropolitan area, 116 homes are in the Oklahoma City, Oklahoma metropolitan area, and 47 homes are in the Atlanta, Georgia metropolitan area. Subsequent to year end through the date of this report, we purchased 24 additional homes in the Oklahoma City and Memphis metropolitan areas for approximately $4,640,000.

We intend to expand our acquisitions to other select markets in the United States that fit our investment criteria as we continue to evaluate new investment opportunities in different markets. As of December 31, 2018, our portfolio properties were 92.5% occupied. Our portfolio properties have been acquired from available cash and with the proceeds from secured loan transactions pursuant to which we had an outstanding principal amount owed of $51,362,000 as of December 31, 2018. Our loan transactions are secured by first priority liens and related rents on our homes. Subsequent to year end on February 11, 2019 we increased our borrowings secured by homes by $10,523,000. Approximately $2.9 million of these proceeds was used to purchase 12 additional homes in Oklahoma City, Oklahoma mentioned above, and the remaining approximately $7.6 million is available for future acquisitions and working capital.

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

In October 2018, we declared our first distribution of $0.01 per share on our common shares. The distribution was made on November 15, 2018 to shareholders of record as of October 25, 2018 and totaled $109,467. Subsequent to December 31, 2018, on January 15, 2019, we declared a distribution of $0.01 per share on our common shares. The distribution was made on February 15, 2019 to shareholders of record as of January 25, 2019 and totaled $109,652.

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

Property Portfolio

The following tables represent our investment in the homes as of December 31, 2018:

Total Portfolio of Single-Family Homes — Summary Statistics
(as of December 31, 2018)
Market	No. of Homes	Aggregate Investment	Average Investment per Home	Properties Leased	Properties Vacant	Portfolio Occupancy Rate	Average Age (years)	Average Size (sq. ft.)	Average Monthly Rent	Average Remaining Lease Term (Months)
Atlanta, Georgia	47	3,503,584	74,544	44	3	93.6%	31	1,453	919	2.66
Birmingham, Alabama	144	10,014,834	69,547	124	20	86.1%	58	1,302	848	5.04
Houston, Texas	263	22,581,573	85,861	250	13	95.1%	50	1,452	1,139	5.62
Jacksonville, Florida	252	18,303,089	72,631	234	18	92.9%	56	1,289	943	5.80
Memphis, Tennesee	143	11,370,903	79,517	138	5	96.5%	44	1,589	999	7.07
Oklahoma City, Oklahoma	116	12,649,800	109,050	103	13	88.8%	44	1,601	970	7.06
Totals	965	$78,423,783	$81,268	893	72	92.5%	50	1,425	$993	5.8

Results of Operations

The following table sets forth a comparison of the results of operations for the years ended December 31, 2018 and 2017:

			$	%
	2018	2017	Change	Change

Revenue:
Rental income	$8,914,440	$7,817,709	$1,096,731	14.0%

Expenses:
Property operating and maintenance	2,805,619	2,242,219	563,400	25.1%
Real estate taxes	1,375,962	1,312,188	63,774	4.9%
Depreciation and amortization	2,195,992	1,990,486	205,506	10.3%
General and administration	2,313,840	2,239,682	74,158	3.3%
Noncash share-based compensation	288,095	174,375	113,720	65.2%

Total expenses	8,979,508	7,958,950	1,020,558	12.8%

Operating loss	(65,068)	(141,241)	76,173	-53.9%

Other income (expenses):
Casualty gain (loss), net	95,644	(462,179)	557,823	-
Gain on sale of residential property, net	-	75,796	(75,796)	-
Loss on early extinguishment of debt	(642,845)	-	(642,845)	-
Previously deferred stock issuance costs	(674,145)	-	(674,145)	-
Other	76,660	20,315	56,345	-
Interest expense	(1,944,819)	(1,325,994)	(618,825)	-46.7%

Total other income (expenses), net	(3,089,505)	(1,692,062)	(1,397,443)	-82.6%

Net loss	$(3,154,573)	$(1,833,303)	$(1,321,270)	-72.1%

For the year ended December 31, 2018, we had total rental income of $8,914,440 compared to total rental income of $7,817,709 for the year ended December 31, 2017. The increase in total rental and other income is due primarily to the increase in rental homes owned for the 2018 time period as compared to 2017. As of December 31, 2018, we owned 965 homes, at December 31, 2017 we owned 799 homes. We purchased 139 of the 166 additional homes in December 2018.

As of December 31, 2018, 893, or 92.5%, of our 965 homes were occupied. During the year ended December 31, 2018, we had 223 home leases turnover, which represented an annual turn rate of approximately 26.8% based on our total quarterly turnover for the year. As of December 31, 2017, 729, or 91.2%, of our 799 homes were occupied. During the year ended December 31, 2017, we had 204 home leases turnover, which represented an annual turn rate of approximately 27.5% based on our total quarterly turnover for the year.

For the year ended December 31, 2018, we had property operating and maintenance expenses of $2,805,619 compared to $2,242,219 for the year ended December 31, 2017. Real estate taxes for the year ended December 31, 2018 were $1,375,962 compared to $1,312,188 for the year ended December 31, 2017. The increase in property operating and maintenance expenses is due to higher repairs and insurance costs in the current period. The increase in real estate taxes from 2017 to 2018 is due primarily to a corresponding increase in our inventory of single family homes and real estate tax assessments that were relatively modest when compared to earlier years.

Depreciation and amortization increased to $2,195,992 during the year ended December 31, 2018 compared to $1,990,486 during the year ended December 31, 2017, reflecting the corresponding increase in the number of single family homes owned.

General and administrative expenses for the year ended December 31, 2018 increased marginally to $2,313,840 compared to $2,239,682 for the prior year period. Noncash share-based compensation for the year ended December 31, 2018 was $288,095 compared to $174,375 for the year ended December 31, 2017 reflecting an increase in director fees and employee bonuses paid in stock as opposed to cash in the current year.

The above results in total expenses of $8,979,508 for the year ended December 31, 2018 resulting in an operating loss for the year ended December 31, 2018 of $65,068, compared to total expenses of $7,958,950 for the year ended December 31, 2017 and a corresponding operating loss of $141,241 for the year ended December 31, 2017.

We had a net casualty gain of $95,644 during the year ended December 31, 2018, compared to net casualty loss of $462,179 due primarily to Hurricane Harvey and Irma during the year ended December 31, 2017. We sold two residential properties during the year ended December 31, 2017 for a gain of $75,796. There were no corresponding sales during the year ended December 31, 2018. On September 28, 2018, we refinanced our loan portfolio with a new loan and paid off our prior debt. This resulted in a loss on early extinguishment of debt of $642,845 consisting of the write-off of unamortized loan fees of $424,642 and the payment of prepayment charges of $218,203. During the year ended December 31, 2018 we expensed $674,145 of previously deferred stock issuance costs relating to a postponed capital raise; there was not a corresponding charge during the year ended December 31, 2017. Other income, consisting primarily of interest income, was $76,660 for the year ended December 31, 2018 as compared to other income of $20,315 for the year ended December 31, 2017. Interest expense on our notes payable were $1,944,819 for the year ended December 31, 2018 compared to $1,325,994 for the year ended December 31, 2017. The increase is primarily due to new loans and higher note payable balances for the year ended December 31, 2018 when compared to the year ended December 31, 2017. This resulted in net other expense of $3,089,505 for the year ended December 31, 2018 compared to a net other expense of $1,692,062 for the year ended December 31, 2017.

Net loss for the year ended December 31, 2018 was $3,154,573. The net loss for the year ended December 31, 2017 was $1,833,303. The weighted average number of shares outstanding for the year ended December 31, 2018 increased to 10,814,660 from 10,734,025 for the year ended December 31, 2017, resulting in a net loss per share of $0.29 for the year ended December 31, 2018 and a net loss per share of $0.17 for the year ended December 31, 2017. The loss on early extinguishment of debt caused the loss per share to increase $0.06 per share in 2018. Additionally, the expensing of $674,144 of previously deferred stock issuance costs during the period ended September 30, 2018 caused the net loss per share to increase an additional $0.06 per share. The net casualty loss in the year ended December 31, 2017 caused the net loss per share to increase $0.04 in that period.

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

Our liquidity and capital resources as of December 31, 2018 consisted primarily of cash and cash equivalents of $8,252,460. We believe our current liquidity and the expected cash flows from operations will be sufficient to fund the present level of our operations through the 12 months following the date of this report. However, our future acquisition activity will depend primarily on our ability to raise funds from the further issuance of shares of our common stock or units of our operating partnership combined with new loan transactions secured by our current and future home inventories. In order to purchase additional single-family homes, we intend to opportunistically utilize the capital markets to raise additional capital, including through the issuance of debt and equity securities, but there can be no assurance that we will be able to access adequate liquidity sources on favorable terms, or at all.

Credit Facilities

On September 28, 2018, we refinanced our entire single-family home portfolio by entering into a $51,362,000 loan with Arbor Agency Lending, LLC, on behalf of the Federal Home Loan Mortgage Corporation (Freddie Mac). The loan is a seven-year, monthly interest-only payable loan accruing interest at 4.74% per annum, with principal due and payable at its maturity on October 1, 2025. The loan is secured by 824 of our currently owned single-family homes and we also guaranteed approximately $12.8 million of the loan balance. Proceeds of approximately $33 million were utilized to pay off and replace our eight previously outstanding notes. We received approximately $17 million of proceeds from the refinancing, net of transaction fees, prepayment fees, and loan payoffs, which has been and is being primarily used for the future acquisitions of single-family homes and for working capital purposes

A summary of our notes payable as of December 31, 2018 and December 31, 2017 is as follows:

	2018	2017	Interest Rate (Fixed)	Maturity Date
Note
Reven Housing Fund 1, LLC	$51,362,000	$-	4.74%	October, 2025
Reven Housing Texas, LLC	-	7,312,030	4.50%	April, 2020
Reven Housing Texas 2, LLC	-	4,890,978	4.50%	January, 2022
Reven Housing Tennessee, LLC	-	3,830,791	4.50%	April, 2020
Reven Housing Florida, LLC	-	3,442,987	4.50%	April, 2020
Reven Housing Florida 2, LLC	-	4,805,389	4.50%	April, 2020
Reven Housing Georgia, LLC	-	1,780,765	4.50%	July, 2020
Reven Housing Tennessee, LLC	-	1,148,726	4.50%	September, 2020
Reven Housing Alabama, LLC	-	3,793,920	4.25%	January, 2023
	51,362,000	31,005,586
Less deferred loan fees, net	(1,229,853)	(512,462)
Notes payable, net	$50,132,147	$30,493,124

Subsequent to year end, on February 11, 2019, we entered into a loan agreement with Arbor Agency Lending, LLC, an approved seller/servicer for Federal Home Loan Mortgage Corporation (Freddie Mac), which provides for a loan to us in the original principal amount of $10,523,000. The loan is a seven-year, interest-only payable loan with principal due and payable at its seven-year maturity, and accruing interest at a fixed rate of 4.72% per annum. The loan is secured by 143 of our single family homes. Proceeds of approximately $2.9 million were utilized to purchase 12 homes in Oklahoma City, Oklahoma. Additionally, as a result of the loan, the Company received approximately $7.4 million of loan proceeds, net of transaction fees and the purchase of homes noted above, which we intend to use for future acquisitions of single family homes.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2018 and 2017.

			$
	2018	2017	Change
Net cash provided by operating activities	$534,111	$532,542	$1,569
Net cash used in investing activities	(16,800,702)	(14,468,980)	(2,331,722)
Net cash provided by financing activities	19,255,855	10,333,783	8,922,072

Change in cash	$2,989,264	$(3,602,655)	$6,591,919

Operating Activities

We had net cash provided by operating activities of $534,111 for the year ended December 31, 2018. This resulted from a net loss of $3,154,573, adding back depreciation and amortization of $2,195,992, noncash share-based compensation of $288,095, amortization of deferred loan fees of $198,531, loss on early extinguishment of debt of $642,845, cancelled offering costs of $674,145, and then decreasing the amount by net casualty gains of $95,644 and the net change in operating assets and liabilities of $215,280.

We had net cash provided by operating activities of $532,542 for the year ended December 31, 2017. This resulted from a net loss of $1,833,303, adding back depreciation and amortization of $1,990,486, noncash share-based compensation of $174,375, amortization of deferred loan fees of $151,668, casualty losses of $462,179 and then deducting gain on sale of residential properties of $75,796, and then decreasing the amount by the net change in operating assets and liabilities of $337,067.

Investing Activities

During the year ended December 31, 2018, we invested $15,877,504 in new homes, $2,150,127 in capital improvements for our homes (of which approximately $987,000 were for hurricane renovation costs), and $304,013 in lease origination costs. We received $1,530,942 of insurance proceeds for property damages for a total of $16,800,702 of net cash used in investing activities.

During the year ended December 31, 2017, we invested $12,950,856 in new homes, $2,418,380 in capital improvements and hurricane restoration costs for our homes, and $254,771 in lease origination costs. We received $205,027 of proceeds on the disposition of residential properties and $950,000 of insurance proceeds for property damages for a total of $14,468,980 of cash used in investing activities.

Financing Activities

During the year ended December 31, 2018, we had net cash provided by financing activities of $19,255,855 derived from $54,098,630 of proceeds from notes payable, $702,176 of proceeds from issuance of shares, less $33,742,217 of notes payable principal payments, $1,558,766 of loan fees, $109,467 of distributions on common stock, $13,653 of repurchases of common stock, and the payment of $120,848 of deferred offering costs.

During the year ended December 31, 2017, we had net cash provided by financing activities of $10,333,783 derived from $11,762,553 of proceeds from notes payable, less $570,992 of notes payable principal payments, less $304,482 of loan fees, less payments of deferred stock issuance costs of $553,296

Our future acquisition activity relies primarily on our ability to raise funds from the further issuance of common shares combined with new loan transactions secured by our current and future home inventories. We remain focused on acquiring new capital. We believe our current cash balance combined with our estimated future net rental revenue is sufficient to fund our operating activities through the 12 months following the date of this report.

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

The following is a reconciliation of our NOI to net loss as determined in accordance with GAAP for the years ended December 31, 2018 and 2017.

	Year ended December 31,
	2018	2017

Net loss	$(3,154,573)	$(1,833,303)

Depreciation and amortization	2,195,992	1,990,486
General and administration	2,313,840	2,239,682
Noncash share-based compensation	288,095	174,375
Other expenses, net	3,089,505	1,692,062

Net operating income	$4,732,859	$4,263,302

Net operating income as a percentage of total revenue	53.1%	54.5%

We had net operating income from rentals of $4,732,859 for the year ending December 31, 2018 compared to net operating income from rentals of $4,263,302 in the corresponding prior year. The increase in net operating income is due primarily to the increase in rental homes owned during the current 2018 period offset by an increase in repairs and insurance costs. This results in a net operating income margin of approximately 53.1% in 2018 compared to a net operating income margin of 54.5% in 2017.

NOI should not be considered an alternative to net loss or net cash flows from operating activities, as determined in accordance with GAAP, as indications of our performance or as measures of liquidity. Nor is NOI necessarily indicative of cash available to fund future cash needs or distributions to shareholders. In addition, although we use NOI for comparability in assessing our performance against other REITs, not all REITs compute the same non-GAAP measure of NOI. Accordingly, our basis for computing this non-GAAP measure may not be comparable with that of other REITs. This is due in part to the differences in property operating and maintenance expenses incurred by, and real estate taxes applicable to, different companies and the significant effect these items have on NOI.

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

The following table sets forth a reconciliation of our net loss as determined in accordance with GAAP and our calculations of FFO and Core FFO for the years ended December 31, 2018 and 2017:

	Year ended December 31,
	2018	2017

Net loss	$(3,154,573)	$(1,833,303)

Depreciation and amortization	2,195,992	1,990,486
Less gain on sale of residential property	-	(75,796)

Funds (used in) provided by operations	$(958,581)	$81,387

Noncash amortization of deferred loan fees	198,531	151,668
Deduct casualty gain, add back casualty loss net	(95,644)	462,179
Noncash share-based compensation	288,095	174,375
Loss on early extinguishment of debt	642,845	-
Previously deferred stock issuance costs	674,145	-

Core funds from operations	$749,391	$869,609

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Reven Housing REIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Reven Housing REIT, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Irvine, California

March 21, 2019

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2018 and 2017

	2018	2017

ASSETS

Investments in single-family residential properties:
Land	$13,642,461	$10,996,361
Buildings and improvements	64,781,322	49,399,791
	78,423,783	60,396,152
Accumulated depreciation	(6,591,066)	(4,542,707)
Investments in single-family residential properties, net	71,832,717	55,853,445

Cash	8,252,460	6,442,322
Restricted cash	1,179,126	-
Rent and other receivables	730,345	645,441
Lease origination costs, net	473,739	317,359
Deferred stock issuance costs	-	553,296
Other assets, net	633,135	1,774,978

Total Assets	$83,101,522	$65,586,841

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities	$1,572,713	$1,453,142
Resident security deposits	825,233	697,379
Notes payable, net	50,132,147	30,493,124

Total Liabilities	52,530,093	32,643,645

Commitments and contingencies (Note 10)

Stockholders' Equity
Preferred stock, $.001 par value; 25,000,000 shares authorized;
No shares issued or outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized;
10,951,579 and 10,734,025 shares issued and outstanding at December 31, 2018 and 2017, respectively	10,952	10,734
Additional paid-in capital	42,569,520	41,677,465
Accumulated deficit	(12,009,043)	(8,745,003)

Total Stockholders' Equity	30,571,429	32,943,196

Total Liabilities and Stockholders' Equity	$83,101,522	$65,586,841

The accompanying notes are an integral part of these consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2018 and 2017

	2018	2017
Revenue:
Rental income	$8,914,440	$7,817,709

Expenses:
Property operating and maintenance	2,805,619	2,242,219
Real estate taxes	1,375,962	1,312,188
Depreciation and amortization	2,195,992	1,990,486
General and administration	2,313,840	2,239,682
Noncash share-based compensation	288,095	174,375

Total expenses	8,979,508	7,958,950

Operating loss	(65,068)	(141,241)

Other (expenses) income:
Casualty gain (loss), net	95,644	(462,179)
Gain on sale of residential property, net	-	75,796
Loss on early extinguishment of debt	(642,845)	-
Previously deferred stock issuance costs	(674,145)	-
Other	76,660	20,315
Interest expense	(1,944,819)	(1,325,994)

Total other (expenses), net	(3,089,505)	(1,692,062)

Net loss	$(3,154,573)	$(1,833,303)

Net loss per share
(Basic and fully diluted)	$(0.29)	$(0.17)

Weighted average number of common shares outstanding	10,814,660	10,734,025

The accompanying notes are an integral part of these consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2018 and 2017

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance at January 1, 2017	10,734,025	$10,734	$41,677,465	$(6,911,700)	$34,776,499

Net loss	-	-	-	(1,833,303)	(1,833,303)

Balance at December 31, 2017	10,734,025	10,734	41,677,465	(8,745,003)	32,943,196

Stock issued under share-based compensation plans	45,423	45	203,705	-	203,750

Repurchases of common stock	(3,413)	(3)	(13,650)	-	(13,653)

Proceeds from issuances of shares on exercise of warrants	175,544	176	702,000	-	702,176

Distributions on common stock	-	-	-	(109,467)	(109,467)

Net loss	-	-	-	(3,154,573)	(3,154,573)

Balance at December 31, 2018	10,951,579	$10,952	$42,569,520	$(12,009,043)	$30,571,429

The accompanying notes are an integral part of these consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2018 and 2017

	2018	2017

Cash Flows From Operating Activities:
Net loss	$(3,154,573)	$(1,833,303)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,195,992	1,990,486
Noncash share-based compensation	288,095	174,375
Amortization of deferred loan fees	198,531	151,668
Casualty (gain) loss, net	(95,644)	462,179
Gain on sale of residential properties, net	-	(75,796)
Loss on early extinguishment of debt	642,845	-
Previously deferred stock issuance costs	674,145	-
Changes in operating assets and liabilities:
Rent and other receivables	(84,904)	(399,063)
Other assets	(293,456)	(78,217)
Accounts payable and accrued liabilities	35,226	(4,468)
Resident security deposits	127,854	144,681
Net cash provided by operating activities	534,111	532,542

Cash Flows From Investing Activities:
Acquisitions of single-family residential properties	(15,877,504)	(12,950,856)
Capital improvements to single-family residential properties	(2,150,127)	(2,418,380)
Proceeds from disposition of single-family residential property	-	205,027
Insurance proceeds received for property damages	1,530,942	950,000
Lease origination costs	(304,013)	(254,771)
Net cash used in investing activities	(16,800,702)	(14,468,980)

Cash Flows From Financing Activities:

Proceeds from notes payable	54,098,630	11,762,553
Proceeds from issuance of shares on exercise of warrants	702,176	-
Payments of notes payable	(33,742,217)	(570,992)
Payment of loan fees	(1,558,766)	(304,482)
Distributions on common stock	(109,467)	-
Repurchases of common stock	(13,653)	-
Payments of stock issuance costs	(120,848)	(553,296)
Net cash provided by financing activities	19,255,855	10,333,783

Net Increase (Decrease) In Cash and Restricted Cash	2,989,264	(3,602,655)
Cash and Restricted Cash at the Beginning of the Year	6,442,322	10,044,977

Cash and Restricted Cash at the End of the Year	$9,431,586	$6,442,322

Supplemental Disclosure:

Cash paid for interest	$1,629,035	$1,148,404

The accompanying notes are an integral part of these consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 1. ORGANIZATION AND OPERATION

Reven Housing REIT, Inc. is a Maryland corporation (Reven Housing REIT, Inc., which along with its wholly-owned subsidiaries, are also referred to herein collectively as the “Company”) which acquires portfolios of occupied and rented single-family residential properties located in the United States with the objective of receiving income from rental property activity and future profits from the sale of rental property at appreciated values.

As of December 31, 2018, the Company owned 965 single-family homes in the Houston, Jacksonville, Memphis, Birmingham, Oklahoma City, and Atlanta metropolitan areas.

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

Financial Instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying consolidated balance sheets, approximates fair value due to their short term nature. The Company’s short term financial instruments consist of cash, restricted cash, rents and other receivables, escrow deposits, accounts payable and accrued liabilities, and resident security deposits.

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

The Company assesses its investments in single-family residential properties for impairment whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company did not recognize any impairment losses for the years ended December 31, 2018 and 2017 except for losses on certain properties located in Houston and Jacksonville that were impacted by hurricanes in the third quarter of 2017 (see Note 3).

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

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

Deferred Loan Fees

Costs incurred in the placement of the Company’s notes payable are deferred and amortized using the effective interest method over the term of the loans as a component of interest expense on the consolidated statements of operations. These deferred loan fees are offset against the notes payable in the accompanying consolidated balance sheets.

Deferred Stock Issuance Costs

Deferred stock issuance costs represent amounts paid for legal, consulting, and other offering expenses in conjunction with the future raising of additional capital to be completed within one year. These costs are netted against additional paid-in capital as a cost of the stock issuance upon closing of the respective stock placement. During the year ended December 31, 2018, the Company expensed $674,145 of previously deferred stock issuance costs, due to a capital raise which was postponed indefinitely.

Security Deposits

Security deposits represent amounts deposited by tenants at the inception of the lease. As of December 31, 2018 and 2017, the Company had $825,233 and $697,379, respectively, in resident security deposits. Security deposits are refundable, net of any outstanding charges and fees, upon expiration of the underlying lease.

Revenue Recognition

Residential properties are leased to tenants under short term rental agreements of generally one year and revenue is recognized over the lease term on a straight-line basis.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company is currently evaluating whether to elect to be taxed as a real estate investment trust (“REIT”), as defined in the Internal Revenue Code, commencing with the taxable year ended December 31, 2018. The Company has until the extended due date of its December 31, 2018 tax return to formally make this election. Accordingly, should the Company elect REIT status, it does not expect to be subject to federal income tax, provided that it continues to qualify as a REIT and distributions to the stockholders equal or exceed REIT taxable income. Should the Company not elect to be taxed as a REIT, the Company will not be subject to federal income tax for periods ended December 31, 2018 and prior due to significant operating losses and net operating loss carry-forwards.

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

A total of 541,782 shares have been issued under the 2012 plan as of December 31, 2018. During January 2019, an additional 75,369 shares were issued to officers, directors and employees as part of their accrued compensation for the year ended December 31, 2018.

During the years ended December 31, 2018 and 2017, the Company recognized $288,095 and $174,375, respectively, of compensation expense under the 2012 Plan.

Net Loss Per Share

Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any) are not included in the computation if the effect would be anti-dilutive and would increase earnings or decrease loss per share.

Segment Reporting

The Company has determined that it has one reportable segment with activities related to leasing and operating single-family homes as rental properties. The Company's properties are geographically dispersed, and management evaluates operating performance at the market level and while each market and its properties are unique, the aggregate market portfolios have similar economic interests and operating performance.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Geographic Concentration

The Company holds concentrations of single-family residential properties in the following metropolitan areas in excess of 10% of our total portfolio as of December 31, 2018 and 2017, and as such the Company is more vulnerable to any adverse macroeconomic developments in such areas:

Metropolitan Area	2018	2017
Houston, TX	27%	33%
Jacksonville, FL	26%	32%
Memphis, TN	15%	15%
Birmingham, AL	15%	15%
Oklahoma City, OK	12%	0%

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. ASU 2014-09, ASU 2015-14 and ASU 2016-08 are herein collectively referred to as the "New Revenue Recognition Standards". The New Revenue Recognition Standards are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted but not before annual periods beginning after December 15, 2016. The Company has adopted the New Revenue Recognition Standards effective as of January 1, 2018, and has applied the modified retrospective method. The Company has evaluated its revenue streams and, as they are primarily related to leasing activities which are scoped out of the New Revenue Recognition Standards, has determined that the adoption of such standards does not have a material impact on the consolidated financial statements and thus there is no cumulative adjustment upon adoption. The Company evaluated its real estate sales contracts through December 31, 2018 and 2017 and determined they qualified as sales to noncustomers. The gain on the sale of real estate for the property sold through December 31, 2017 was recognized on the full accrual method based on the existing accounting standards and was determined to be a completed contract as of December 31, 2017; therefore, the adoption of the new revenue recognition standards did not have an impact on the Company’s real estate sale contracts.

In February 2016, the FASB issued ASU 2016-02, Leases, a new lease standard which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). Under ASU 2016-02, lessor accounting will be substantially similar to the current model but aligned with certain changes to the lessee model and ASU 2014-09. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The Company’s rental revenue is primarily generated from short-term operating leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard is expected to impact the Company’s consolidated financial statements as the Company has an operating office lease arrangement for which it is the lessee. The new standard will be effective for the Company beginning on January 1, 2019, with early adoption permitted. The new standard must be adopted using a modified retrospective transition, requiring application of the new guidance at the beginning of the earliest comparative period presented and provides for certain practical expedients.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 3. INVESTMENTS IN SINGLE-FAMILY RESIDENTIAL PROPERTIES

The following table summarizes the Company’s investments in single-family residential properties. The homes are generally leased to individual tenants under leases with terms of one year or less.

				Investments in		Investments in
				Single-Family		Single-Family
	Number		Buildings and	Residential	Accumulated	Residential
	of Homes	Land	Improvements	Properties, Gross	Depreciation	Properties, Net

Total at January 1, 2017	624	$8,579,550	$39,419,038	$47,998,588	$(2,853,049)	$45,145,539

Purchases, improvements, disposition during 2017:
Acquisitions	181	2,499,190	10,451,666	12,950,856	(1,723,679)	11,227,177
Improvements	-	-	2,418,380	2,418,380	-	2,418,380
Sales	(2)	(23,553)	(118,559)	(142,112)	12,881	(129,231)
Loss due to hurricane/casualties	(4)	(58,826)	(2,770,734)	(2,829,560)	21,140	(2,808,420)

Total at December 31, 2017	799	$10,996,361	$49,399,791	$60,396,152	$(4,542,707)	$55,853,445

Purchases and improvements during 2018:
Acquisitions	166	2,646,100	13,231,404	15,877,504	(2,048,359)	13,829,145
Improvements	-	-	2,150,127	2,150,127	-	2,150,127

Total at December 31, 2018	965	$13,642,461	$64,781,322	$78,423,783	$(6,591,066)	$71,832,717

Recent Acquisitions

For the year ended December 31, 2018, the Company included $236,476 of rental income, $93,778 of property operating, maintenance and real estate taxes, $48,190 of depreciation, and net operating income of $94,508 in its consolidated statements of operations related to the Company’s acquisitions of additional properties during 2018.

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

December 31, 2018 and 2017

NOTE 3. INVESTMENTS IN SINGLE-FAMILY RESIDENTIAL PROPERTIES (continued)

Unaudited Pro Forma Financial Information

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the years ended December 31, 2018 and 2017 prepared as if all of the Company’s acquisitions of properties in 2018 and 2017 had occurred on January 1, 2017. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods.

	For the Year Ended December 31
	2018	2017

Rental income	$10,424,236	$10,202,638
Property operating and maintenance	$3,246,789	$2,968,878
Real estate taxes	$1,558,230	$1,584,488
Depreciation and amortization	$2,634,202	$2,626,394
Interest expense	$2,616,750	$2,616,750
Net loss	$(2,735,511)	$(2,373,997)
Net loss per share, basic and fully diluted	$(0.25)	$(0.22)
Weighted average number of common shares outstanding, basic and fully diluted	10,814,660	10,734,025

The unaudited pro forma information for the years ended December 31, 2018 and 2017 has been adjusted to include the additional interest expense relating to the Company’s 2018 borrowings as if the debt was incurred on January 1, 2017.

Hurricane Harvey and Hurricane Irma

During the quarter ended September 30, 2017, a significant number of the Company’s properties located in Houston and Jacksonville incurred storm related damages from Hurricane Harvey and Hurricane Irma. The Company determined that four of its homes were damaged beyond repair. The Company estimated the extent of its asset impairments, damages and repairs to the properties to be approximately $2.8 million and reduced its carrying value of its homes by that amount during the year ended December 31, 2017. The Company was reimbursed approximately $2.3 million for these damages in accordance with the Company’s insurance policies. The remaining repair costs of approximately $500,000 was paid by the Company from its available cash balances and was due to applicable deductible costs and uninsured costs. This amount was included in casualty losses, net in the consolidated statement of operations for the year ended December 31, 2017 and was combined with the results from other casualty gains and losses not directly caused by the storm.

During the years ended December 31, 2017 and 2018, approximately $1,500,000 and $987,000, respectively, of repairs were made to these damaged homes and were included in the improvements amounts above. These amounts were funded primarily by insurance proceeds received in both years. The Company completed the repairs to its damaged homes in both Houston and Jacksonville during the year ended December 31, 2018.

NOTE 4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At December 31, 2018 and 2017, accounts payable and accrued liabilities consisted of the following:

	2018	2017

Accounts payable	$76,523	$162,221
Real estate taxes payable	781,182	781,898
Accrued compensation, board fees and other	505,365	416,633
Interest payable	209,643	92,390
	$1,572,713	$1,453,142

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 5. NOTES PAYABLE

On September 28, 2018, the Company, through a wholly-owned subsidiary, refinanced its single-family home portfolio by entering into a $51,362,000 loan with Arbor Agency Lending, LLC, on behalf of the Federal Home Loan Mortgage Corporation (Freddie Mac). The loan is a seven-year, monthly interest-only payable loan accruing interest at 4.74% per annum, with principal due and payable at its maturity on October 1, 2025. The loan is secured by 824 of the Company’s currently owned single-family homes and the Company has also guaranteed approximately $12.8 million of the loan balance. Proceeds of approximately $33 million were utilized to pay off and replace the Company’s eight previously outstanding notes. Additionally, as a result of the loan, the Company received approximately $17 million of cash, net of transaction fees, prepayment fees, and loan payoffs which Reven is utilizing for acquisitions of single-family homes.

Early Extinguishment of Debt

As a result of the early payoff of the Company’s previous loans on September 28, 2018 mentioned above, the Company incurred $642,845 of loss on early extinguishment of debt primarily consisting of unamortized financing costs and prepayment fees.

A summary of the Company’s notes payable as of December 31, 2018 and December 31, 2017 is as follows:

	2018	2017	Interest Rate (Fixed)	Maturity Date
Note
Reven Housing Fund 1, LLC	$51,362,000	$-	4.74%	October, 2025
Reven Housing Texas, LLC	-	7,312,030	4.50%	April, 2020
Reven Housing Texas 2, LLC	-	4,890,978	4.50%	January, 2022
Reven Housing Tennessee, LLC	-	3,830,791	4.50%	April, 2020
Reven Housing Florida, LLC	-	3,442,987	4.50%	April, 2020
Reven Housing Florida 2, LLC	-	4,805,389	4.50%	April, 2020
Reven Housing Georgia, LLC	-	1,780,765	4.50%	July, 2020
Reven Housing Tennessee, LLC	-	1,148,726	4.50%	September, 2020
Reven Housing Alabama, LLC	-	3,793,920	4.25%	January, 2023
	51,362,000	31,005,586
Less deferred loan fees, net	(1,229,853)	(512,462)
Notes payable, net	$50,132,147	$30,493,124

Costs incurred in the placement of the Company’s debt are deferred and amortized using the effective interest method over the term of the loans as a component of interest expense on the condensed consolidated statements of operations. The amount of unamortized fees are deducted from the remaining principal amount owed on the corresponding notes payable. Unamortized deferred loan costs and fees totaled $1,229,853 and $512,462 as of December 31, 2018 and December 31, 2017, respectively.

During the years ended December 31, 2018 and 2017, the Company incurred $1,944,819 and $1,325,994, respectively, of interest expense related to the notes payable, which includes $198,531 and $151,668, respectively, of amortization of deferred loan fees.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

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

During the year ended December 31, 2018, the Company issued 45,423 shares of the Company’s common stock under the 2012 Plan to certain directors, officers, and consultants of the Company as payment for accrued 2017 and 2018 compensation. Subsequent to December 31, 2018, the Company approved the issuance of 75,369 shares of the Company’s common stock under the 2012 Plan to certain officers and directors as payment for accrued 2018 compensation totaling $248,720.

The Company had previously issued outstanding warrants that allowed holders to purchase up to 263,588 shares at an exercise price of $4.00 per share.  During September 2018, 175,544 shares were issued upon the exercise of warrants and the Company received total proceeds on exercise of $702,176. The remaining warrants expired on September 27, 2018.

Share Repurchase Program

In March 2018, the Company authorized our existing share repurchase program, authorizing the repurchase of up to $500,000 of our outstanding common stock from time to time in the open market. The current program had an expiration date of December 31, 2018. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Company repurchased 3,413 shares under the program. for a cost of $13,653 during the year ended December 31, 2018.

Distributions

In October 2018, the Company declared its first distribution of $0.01 per share on the Company’s common shares. The distribution was made on November 15, 2018 to shareholders of record as of October 25, 2018 and totaled $109,467.

Subsequent to December 31, 2018, on January 15, 2019, the Company declared a distribution of $0.01 per share on the Company’s common shares. The distribution was made on February 15, 2019 to shareholders of record as of January 25, 2019 and totaled $109,652.

NOTE 7. INCOME TAXES

The Company is currently evaluating whether to elect to be taxed as a real estate investment trust (“REIT”), as defined in the Internal Revenue Code, commencing with the taxable year ended December 31, 2018. The Company has until the extended due date of its December 31, 2018 tax return to formally make this election. Accordingly, should the Company elect REIT status, it does not expect to be subject to federal income tax, provided that it continues to qualify as a REIT and distributions to the stockholders equal or exceed REIT taxable income. Should the Company not elect to be taxed as a REIT, the Company will not be subject to federal income tax for periods ended December 31, 2018 and prior due to significant operating losses and net operating loss carry-forwards.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and expected carry-forwards are available to reduce taxable income. The Company records a valuation allowance when, in the opinion of management, it is more likely than not, that the Company will not realize some or all deferred tax assets. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance equal to the deferred tax asset at December 31, 2018 and December 31, 2017. At December 31, 2017 the Company had federal and state net operating loss carry-forwards of approximately $5,350,000. The federal and state tax loss carry-forwards will begin to expire in 2032, unless previously utilized.

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

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 8. RELATED PARTY TRANSACTIONS

Reven Capital, LLC, which is wholly-owned by Chad M. Carpenter, a shareholder of the Company and its Chief Executive Officer, currently subleases office space from the Company on a month to month basis for a monthly rental of $500. For each of the years ended December 31, 2018 and 2017, the Company received income from Reven Capital, LLC of $6,000, respectively.

NOTE 9. RENTAL INCOME

The Company rents single family homes to individuals under non-cancelable lease agreements generally with a term of one year. Future minimum rental revenues under existing leases on properties are expected to be as follows for the years ending December 31:

2019	$5,349,159
2020	375,925
2021	33,570
2022	18,950
$5,777,604

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal and Regulatory

The Company is subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of the Company’s business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements and, therefore, no accrual has been recorded as of the years ended December 31, 2018 and 2017.

Operating Lease

On December 21, 2015, the Company entered into an office lease agreement. The lease term is 64 months and commenced on February 1, 2016 when the Company relocated to the new space. In addition to monthly rent and utility payments, the Company will also pay its proportionate share of all common area maintenance and taxes above certain 2016 base costs. The lease is subject to annual rent payment escalation clauses. During the year ended December 31, 2018 and 2017, the Company recorded $79,439 and $62,048, respectively, for rental expenses relating to this lease, which is included in general and administration expenses on the accompanying consolidated statements of operations.

A schedule of future minimum lease payments under the operating lease for the following years is as follows:

2019	83,717
2020	86,229
2021	36,881
$206,827

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 11. SUBSEQUENT EVENTS

Note Payable

On February 11, 2019, the Company through a wholly-owned subsidiary, entered into a loan agreement with Arbor Agency Lending, LLC, an approved seller/servicer for Federal Home Loan Mortgage Corporation (Freddie Mac). The loan agreement provides for a loan to the Company in the original principal amount of $10,523,000. The loan is a seven-year, interest-only payable loan with principal due and payable at its seven-year maturity, and accruing interest at a fixed rate of 4.72% per annum. The loan is secured by 143 of the Company’s single-family homes. Proceeds of approximately $2.9 million were utilized to purchase 12 homes in Oklahoma City, Oklahoma. Additionally, the Company received approximately $7.4 million of loan proceeds, net of transaction fees and the purchase of homes noted above, which the Company intends to use for future acquisitions of single-family homes.

Single-family Investment Acquisitions

Subsequent to year end, the Company has purchased 24 homes in the Oklahoma City, OK and Memphis, TN metropolitan areas for approximately $4,640,000.

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

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

(b)	Management’s report on internal controls over financial reporting.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision of and with the participation of our chief executive officer and chief financial officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, and our overall control environment.

Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

There were no changes to our internal control over financial reporting (as defined in Rules 15a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2018 fiscal year pursuant to Regulation 14A for our 2019 Annual Meeting of Stockholders, or the 2019 Proxy Statement, and the information to be included in the 2019 Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the 2019 Proxy Statement and is hereby incorporated by reference.

Item 11.	Executive Compensation

The information required by this item will be contained in the 2019 Proxy Statement and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the 2019 Proxy Statement and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the 2019 Proxy Statement and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in the 2019 Proxy Statement and is hereby incorporated by reference.

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

Number	Exhibit Description	Method of Filing

2.1	Articles of Conversion of Reven Housing REIT, Inc.	Incorporated by reference from the Registrant’s Registration Statement on Form S-11 filed with the SEC on May 27, 2014.

3.1	Articles of Incorporation of Reven Housing REIT, Inc.	Incorporated by reference from the Registrant’s Registration Statement on Form S-11 filed with the SEC on May 27, 2014.

3.2	Bylaws of Reven Housing REIT, Inc.	Incorporated by reference from the Registrant’s Registration Statement on Form S-11 filed with the SEC on May 27, 2014.

3.3	Articles of Amendment effective November 5, 2014 (Reverse Stock Split)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 10, 2014.

3.4	Articles of Amendment effective November 5, 2014 (Decrease of Authorized Common)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 10, 2014.

10.1*	Amended and Restated 2012 Incentive Compensation Plan	Incorporated by reference from the Registrant’s Definitive Information Statement on Schedule 14C filed with the SEC on November 15, 2013.

10.2*	Employment Agreement between Reven Housing REIT, Inc. and Chad M. Carpenter dated March 4, 2013	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2013.

10.3*	Employment Agreement between Reven Housing REIT, Inc. and Thad Meyer dated April 17, 2014	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 22, 2014.

10.4	Voting Agreement by and among Reven Housing REIT, Inc., Chad M. Carpenter and the purchasers identified on the signature pages thereto, dated as of September 27, 2013	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2013.

10.5	Form of Indemnification Agreement between Reven Housing REIT, Inc. and each of its officers and directors	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on May 19, 2014.

10.6	Promissory Note, dated as of June 12, 2014, by Reven Housing Texas, LLC for the benefit of Silvergate Bank, for the principal amount of $7,570,000	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2014.

10.7	Deeds of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of June 12, 2014, by Reven Housing Texas, LLC for the benefit of Silvergate Bank (recorded with Brazoria, Chambers, Fort Bend, Galveston and Harris Counties, Texas)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2014.

10.8	Holdback Agreement, dated June 12, 2014, by and between Reven Housing Texas, LLC and Silvergate Bank	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2014.

10.9	Unsecured Environmental Indemnity Agreement, dated as of June 12, 2014, by Reven Housing Texas, LLC for the benefit of Silvergate Bank	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2014.

10.10	Subordination of Management Agreement, dated as of June 12, 2014, by and between Reven Housing Texas, LLC, Silvergate Bank and Red Door Housing, LLC, as property manager	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2014.

10.11	Assignment and Assumption of Single Family Homes Real Estate Purchase and Sale Agreement dated March 13, 2015 by and between Reven Housing Florida, LLC and Reven Housing Florida 2, LLC	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2015.

10.12*	Restricted Stock Agreement dated October 16, 2014 between Chad M. Carpenter and Reven Housing REIT, Inc.	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

10.13*	Restricted Stock Agreement dated October 16, 2014 between Thad L. Meyer and Reven Housing REIT, Inc.	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

10.14	Promissory Note, dated as of November 17, 2014, by Reven Housing Tennessee, LLC for the benefit of Silvergate Bank, for the principal amount of $3,952,140.00	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

10.15	Deeds of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of November 17, 2014, by Reven Housing Tennessee, LLC for the benefit of Silvergate Bank (recorded with Brazoria, Chambers, Fort Bend, Galveston and Harris Counties, Texas)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

10.16	Unsecured Environmental Indemnity, dated November 17, 2014, by and between Reven Housing Tennessee, LLC and Silvergate Bank	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

10.17	Subordination of Management Agreement, dated as of November 17, 2014, by and between Reven Housing Tennessee, LLC, Silvergate Bank and Marathon Management, LLC, as property manager	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

10.18	Promissory Note, dated as of March 10, 2015, by Reven Housing Florida, LLC for the benefit of Silvergate Bank, for the principal amount of $ 3,526,985.00	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

10.19	Deeds of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of March 10, 2015, by Reven Housing Florida, LLC for the benefit of Silvergate Bank	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

10.20	Unsecured Environmental Indemnity, dated March 10, 2015, by and between Reven Housing Florida, LLC and Silvergate Bank	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

10.21	Subordination of Management Agreement, dated as of March 10, 2015, by and between Reven Housing Florida, LLC, Silvergate Bank and Suncoast Property Management, LLC, as property manager	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

10.22	Contribution Agreement dated June 1, 2015 among Reven Housing REIT, Inc., Reven Housing GP, LLC and Reven Housing REIT OP, L.P.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2015.

10.35	Promissory Note, dated as of October 9, 2015, by Reven Housing Florida 2, LLC for the benefit of Silvergate Bank, for the principal amount of $5,015,060	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2015.

10.23	Mortgages, Assignments of Leases and Rents, Security Agreements and Fixture Filings dated October 9, 2015, by Reven Housing 2 Florida, LLC for the benefit of Silvergate Bank	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2015.

10.24	Unsecured Environmental Indemnity Agreement, dated October 9, 2015, by Reven Housing 2 Florida, LLC for the benefit of Silvergate Bank	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2015.

10.25	Subordination of Management Agreement dated October 9, 2015 among Reven Housing 2 Florida, LLC for the benefit of Silvergate Bank and Suncoast Property Management, LLC	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2015.

10.26	Guaranty dated October 9, 2015 by Reven Housing REIT, Inc. for the benefit of Silvergate Bank	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2015.

10.27	Lease Agreement dated December 14, 2015 between Reven Housing REIT, Inc. and United Hansel, Inc.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2015.

10.28	Amendment No. 1 dated February 1, 2016 to Employment Agreement between Reven Housing REIT, Inc. and Chad M. Carpenter dated March 4, 2013	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 2, 2016.

10.29	Amendment No. 1 dated February 1, 2016 to Employment Agreement between Reven Housing REIT, Inc. and Thad Meyer dated April 17, 2014	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 2, 2016.

10.30	Promissory Note Secured by Deeds of Trust dated January 31, 2017 between Registrant and Lubbock National Bank, a Texas corporation	Incorporated by reference from the Registrant’s Registration Statement on Form S-11 filed with the SEC on May 5, 2017

10.31	Third Amendment dated March 31, 2017 to Single Family Homes Real Estate Purchase and Sale Agreement (Birmingham 72) dated December 9, 2016.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017

10.32	Loan Modification Agreement dated March 21, 2017 between Reven Housing Tennessee, LLC and Silvergate Bank	Incorporated by reference from the Registrant’s Registration Statement on Form S-11 filed with the SEC on May 5, 2017

10.33	Loan Modification Agreement dated April 4, 2017 between Reven Housing Texas, LLC and Silvergate Bank	Incorporated by reference from the Registrant’s Registration Statement on Form S-11 filed with the SEC on May 5, 2017

10.34	Loan Modification Agreement dated March 21, 2017 between Reven Housing Florida, LLC and Silvergate Bank	Incorporated by reference from the Registrant’s Registration Statement on Form S-11 filed with the SEC on May 5, 2017

10.35	Loan Modification Agreement dated March 21, 2017 between Reven Housing Florida 2, LLC and Silvergate Bank	Incorporated by reference from the Registrant’s Registration Statement on Form S-11 filed with the SEC on May 5, 2017

10.36	Single Family Homes Real Estate Purchase and Sale Agreement (Birmingham 50) dated September 6, 2017. Single Family Homes Real Estate Purchase and Sale Agreement (Birmingham 50) dated September 6, 2017.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on September 7, 2017

10.37	Amendment to Real Estate Purchase and Sale Agreement (Birmingham 50) dated September 27, 2017.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2017

10.38	Single Family Homes Real Estate Purchase and Sale Agreement (Birmingham 40) dated October 12, 2017.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2017

10.39	Second Amendment to Real Estate Purchase and Sale Agreement (Birmingham 50) dated October 31, 2017.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2017

10.40	Promissory Note Secured by Deeds of Trust dated July 28, 2017 between Registrant and Silvergate Bank, a California corporation	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 9, 2017

10.41	Promissory Note Secured by Deeds of Trust dated August 21, 2017 between Registrant and Silvergate Bank, a California corporation	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 9, 2017

10.42	Single Family Homes Real Estate Purchase and Sale Agreement (Birmingham 50) dated September 6, 2017	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 9, 2017

10.43	Amendment to Real Estate Purchase and Sale Agreement (Birmingham 50) dated September 27, 2017.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 9, 2017

10.44	Amendment to Real Estate Purchase and Sale Agreement (Birmingham 50) dated December 14, 2017.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2017

10.45	Amendment to Real Estate Purchase and Sale Agreement (Birmingham 40) dated December 14, 2017.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2017

10.46	Loan Agreement dated December 29, 2017 and Amended on February, 15, 2018 between Reven Housing Alabama, LLC and SouthPoint Bank.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 20, 2018

10.47	Amendment dated January 31, 2018 to Single Family Homes Real Estate Purchase and Sale Agreement dated October 12, 2017.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 2, 2018

10.48	Amendment to Loan Documents dated February 15, 2018 between Reven Housing Alabama, LLC and SouthPoint Bank.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 20, 2018

10.49	Amended and Restated Employment Agreement dated August 14, 2018 between Reven Housing REIT, Inc. and Chad M. Carpenter	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on August 16, 2018

10.50	Amended and Restated Employment Agreement dated August 14, 2018 between Reven Housing REIT, Inc. and Thad Meyer	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on August 16, 2018

10.51	Single Family Homes Real Estate Purchase and Sale Agreement (Birmingham 59) dated August 28, 2018.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on August 30, 2018

10.52	Single Family Homes Real Estate Purchase and Sale Agreement (Oklahoma City 89) dated November 1, 2018.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 5, 2018

10.53	Single Family Homes Real Estate Purchase and Sale Agreement (Oklahoma City 45) dated November 26, 2018.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 28, 2018

10.54	Loan Agreement dated September 28, 2018 between Arbor Agency Lending, LLC and Reven Housing Funding 1, LLC	Filed electronically herewith.

21.1	List of Subsidiaries of Reven Housing REIT, Inc.	Incorporated by reference from the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 11, 2015.

23.1	Consent of Squar Milner, LLP	Filed electronically herewith.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Filed electronically herewith.

101.INS	XBRL Instance Document	Filed electronically herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed electronically herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith.

* Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

REVEN HOUSING REIT, INC.

Date: March 21, 2019	By:	/s/ Chad M. Carpenter
Chad M. Carpenter,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chad M. Carpenter	President, Chief Executive Officer	March 21, 2019
Chad M. Carpenter	and Chairman of the Board
(Principal Executive Officer)

/s/ Thad L. Meyer	Chief Financial Officer	March 21, 2019
Thad L. Meyer	(Principal Financial and Accounting Officer)

/s/ Jon Haahr	Director	March 21, 2019
Jon Haahr

/s/ Xiaofan Bai	Director	March 21, 2019
Xiaofan Bai

/s/ Xiaohang Bai	Director	March 21, 2019
Xiaohang Bai

/s/ Richard P. Imperiale	Director	March 21, 2019
Richard P. Imperiale

/s/ Richard Xinghua Wang	Director	March 21, 2019
Richard Xinghua Wang

/s/ William Yifeng Huang	Director	March 21, 2019
William Yifeng Huang

/s/ Zhen Luo	Director	March 21, 2019
Zhen Luo