Form 10-Q
period 2019-03-31
Reven Housing REIT, Inc.
filed 2019-05-09
CIK 1487782

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2019

-OR-

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transaction period from _________ to ________

Commission File Number 001-37865

Reven Housing REIT, Inc.

(Exact name of Registrant in its charter)

Maryland	84-1306078
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

875 Prospect Street, Suite 304

La Jolla, CA 92037

(Address of principal executive offices)

Registrant's Telephone Number, Including Area Code:	(858) 459-4000

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock	RVEN	Nasdaq

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

The number of outstanding shares of the registrant's common stock, as of April 30, 2019: 11,038,737

REVEN HOUSING REIT, INC.

FORM 10-Q

FORWARD-LOOKING STATEMENTS

Various statements contained in this Quarterly Report on Form 10-Q of Reven Housing REIT, Inc. (the “Company,” “we,” “our” and “us”), including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements may include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "could," "seeks," "projects," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties, including, among others, risks inherent to the single-family rental industry sector and our business model, macroeconomic factors beyond our control, competition in identifying and acquiring our properties, competition in the leasing market for quality residents, increasing property taxes, homeowners’ association (“HOA”) and insurance costs, our dependence on third parties for key services, risks related to evaluation of properties, poor resident selection and defaults and non-renewals by our residents, performance of our information technology systems, our ability to raise the capital required to acquire additional properties, and risks related to our indebtedness. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under Part I. Item 1A. “Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2018 as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in the Annual Report on Form 10-K and in our other periodic filings. The forward-looking statements speak only as of the date made, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2019 and December 31, 2018

	2019
	(unaudited)	2018

ASSETS

Investments in single-family residential properties:
Land	$14,376,461	$13,642,461
Buildings and improvements	69,230,919	64,781,322
	83,607,380	78,423,783
Accumulated depreciation	(7,257,918)	(6,591,066)
Investments in single-family residential properties, net	76,349,462	71,832,717

Cash	12,981,724	8,252,460
Restricted cash	1,090,832	1,179,126
Rent and other receivables	867,560	730,345
Lease origination costs, net	496,179	473,739
Other assets, net	648,925	633,135

Total Assets	$92,434,682	$83,101,522

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities	$1,222,315	$1,572,713
Resident security deposits	879,089	825,233
Notes payable, net	60,392,490	50,132,147

Total Liabilities	62,493,894	52,530,093

Commitments and contingencies (Note 9)

Stockholders' Equity
Preferred stock, $.001 par value; 25,000,000 shares authorized; No shares issued or outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized; 11,026,948 and 10,951,579 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	11,027	10,952
Additional paid-in capital	42,818,165	42,569,520
Accumulated deficit	(12,888,404)	(12,009,043)

Total Stockholders' Equity	29,940,788	30,571,429

Total Liabilities and Stockholders' Equity	$92,434,682	$83,101,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2019 and 2018

	2019	2018
Revenue:
Rental income	$2,755,729	$2,179,291

Expenses:
Property operating and maintenance	921,788	618,163
Real estate taxes	436,504	363,371
Depreciation and amortization	741,529	519,037
General and administration	663,717	616,420
Noncash share-based compensation	39,375	-

Total expenses	2,802,913	2,116,991

Operating (loss) income	(47,184)	62,300

Other (expenses) income:
Casualty (loss) gain, net	(25,000)	50,376
Other	30,599	7,795
Interest expense	(728,124)	(400,592)

Total other (expenses), net	(722,525)	(342,421)

Net loss	$(769,709)	$(280,121)

Net loss per share
(Basic and fully diluted)	$(0.07)	$(0.03)

Weighted average number of common shares outstanding	11,005,223	10,758,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2019 and 2018

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance at December 31, 2018	10,951,579	10,952	42,569,520	(12,009,043)	30,571,429

Stock issued under share-based compensation plans	75,369	75	248,645	-	248,720

Distributions on common stock ($0.01 per share)	-	-	-	(109,652)	(109,652)

Net loss	-	-	-	(769,709)	(769,709)

Balance at March 31, 2019	11,026,948	$11,027	$42,818,165	$(12,888,404)	$29,940,788

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance at December 31, 2017	10,734,025	10,734	41,677,465	(8,745,003)	32,943,196

Stock issued under share-based compensation plans	35,505	36	164,340	-	164,376

Net loss	-	-	-	(280,121)	(280,121)

Balance at March 31, 2018	10,769,530	$10,770	$41,841,805	$(9,025,124)	$32,827,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2019 and 2018

	2019	2018

Cash Flows From Operating Activities:
Net loss	$(769,709)	$(280,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	741,529	519,037
Noncash share-based compensation	39,375	-
Amortization of deferred loan fees	49,262	50,994
Changes in operating assets and liabilities:
Rent and other receivables	(137,215)	(56,843)
Other assets	170,262	73,897
Accounts payable and accrued liabilities	(327,105)	(548,597)
Resident security deposits	53,856	49,499
Net cash used in operating activities	(179,745)	(192,134)

Cash Flows From Investing Activities:
Acquisitions of single-family residential properties	(4,629,723)	(1,681,413)
Capital improvements to single-family residential properties	(553,874)	(1,133,763)
Insurance proceeds received for property damages	-	1,435,298
Lease origination costs	(97,117)	(72,059)
Net cash used by investing activities	(5,280,714)	(1,451,937)

Cash Flows From Financing Activities:

Proceeds from notes payable	10,523,000	2,736,630
Payments of notes payable	-	(255,809)
Payment of loan fees	(311,919)	(65,161)
Distributions on common stock	(109,652)	-
Net cash provided by financing activities	10,101,429	2,415,660

Net Increase In Cash and Restricted Cash	4,640,970	771,589
Cash and Restricted Cash at the Beginning of the period	9,431,586	6,442,322

Cash and Restricted Cash at the End of the period	$14,072,556	$7,213,911

Supplemental Disclosure:

Cash paid for interest	$636,092	$323,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018

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

As of March 31, 2019, the Company owned 989 single-family homes in the Houston, Jacksonville, Memphis, Birmingham, Oklahoma City, and Atlanta metropolitan areas.

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”), and the rules and regulations of the Securities Exchange Commission (“SEC”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2018 Annual Report on Form 10-K filed with the SEC on March 21, 2019. The results of operations for the period ended March 31, 2019 are not necessarily indicative of the operating results for the full year.

Principles of Consolidation

The accompanying condensed unaudited condensed consolidated financial statements include the accounts of Reven Housing REIT, Inc, Reven Housing REIT OP, LP, a Delaware limited partnership which is its 100% owned operating partnership, and its wholly-owned subsidiaries, which have been formed primarily for financing purposes. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Financial Instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying condensed consolidated balance sheets, approximates fair value due to their short-term nature. The Company’s short-term financial instruments consist of cash, restricted cash, rents and other receivables, escrow deposits, accounts payable and accrued liabilities, and resident security deposits.

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

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018

The Company assesses its investments in single-family residential properties for impairment whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company did not recognize any impairment losses for the three months years ended March 31, 2019 and 2018.

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

Deferred Loan Fees

Costs incurred in the placement of the Company’s notes payable are deferred and amortized using the effective interest method over the term of the loans as a component of interest expense on the condensed consolidated statements of operations. These deferred loan fees are offset against the notes payable in the accompanying condensed consolidated balance sheets.

Security Deposits

Security deposits represent amounts deposited by tenants at the inception of the lease. As of March 31, 2019 and December 31, 2018, the Company had $879,089 and $825,233, respectively, in resident security deposits. Security deposits are refundable, net of any outstanding charges and fees, upon expiration of the underlying lease.

Revenue Recognition

Residential properties are leased to tenants under short term rental agreements of generally one year and revenue is recognized over the lease term on a straight-line basis.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company is currently evaluating whether to elect to be taxed as a real estate investment trust (“REIT”), as defined in the Internal Revenue Code, commencing with the taxable year ended December 31, 2018. The Company has until the extended due date of its December 31, 2018 tax return to formally make this election. Accordingly, should the Company elect REIT status, it does not expect to be subject to federal income tax, provided that it continues to qualify as a REIT and distributions to the stockholders equal or exceed REIT taxable income. Should the Company not elect to be taxed as a REIT, the Company will not be subject to federal income tax for periods ended March 31, 2019 and 2018 due to significant operating losses and net operating loss carry-forwards.

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

During January 2019, 75,369 shares were issued to officers, directors and employees in settlement of a portion of their accrued compensation for the year ended December 31, 2018. A total of 617,151 shares have been issued under the 2012 plan as of March 31, 2019.

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

March 31, 2019 and 2018

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. ASU 2014-09, ASU 2015-14 and ASU 2016-08 are herein collectively referred to as the "New Revenue Recognition Standards". The New Revenue Recognition Standards are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted but not before annual periods beginning after December 15, 2016. The Company has adopted the New Revenue Recognition Standards effective as of January 1, 2018, and has applied the modified retrospective method. The Company has evaluated its revenue streams and, as they are primarily related to leasing activities which are scoped out of the New Revenue Recognition Standards, has determined that the adoption of such standards does not have a material impact on the consolidated financial statements and thus there is no cumulative adjustment upon adoption. The Company evaluated its real estate sales contracts through December 31, 2018 and determined they qualified as sales to noncustomers.

In February 2016, the FASB issued ASU 2016-02, Leases, a new lease standard which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). Under ASU 2016-02, lessor accounting is substantially similar to the past model but aligned with certain changes to the lessee model and ASU 2014-09. The new standard requires lessors to account for leases using an approach that is substantially equivalent to past guidance for sales-type leases, direct financing leases and operating leases. The Company’s rental revenue is primarily generated from short-term operating leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to previous guidance. The new standard had an impact on the Company’s consolidated financial statements as the Company has an operating office lease arrangement for which it is the lessee. The new standard was adopted by the Company beginning on January 1, 2019 using the modified retrospective approach. In accordance with this standard, the Company has recorded a right-of-use asset and a corresponding other liability of approximately $186,000 as of March 31, 2019 relating to its operating office lease arrangement for which it is the leasee.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018

NOTE 3. INVESTMENTS IN SINGLE-FAMILY RESIDENTIAL PROPERTIES

The following table summarizes the Company’s investments in single-family residential properties. The homes are generally leased to individual tenants under leases with terms of one year or less.

				Investments in
				Single-Family
	Number		Buildings and	Residential
	of Homes	Land	Improvements	Properties, Gross

Total at December 31, 2018	965	$13,642,461	$64,781,322	$78,423,783

Purchases and improvements during 2019:
Acquisitions	24	734,000	3,895,723	4,629,723
Improvements	-	-	553,874	553,874

Total at March 31, 2019	989	$14,376,461	$69,230,919	$83,607,380

Accumulated depreciation				(7,257,918)

Investments in single-family rental properties, net at March 31, 2019				$76,349,462

NOTE 4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At March 31, 2019 and December 31, 2018, accounts payable and accrued liabilities consisted of the following:

	2019	2018

Accounts payable	$11,063	$76,523
Real estate taxes payable	442,864	781,182
Accrued compensation, board fees and other	329,924	505,365
Interest payable	252,413	209,643
Operating lease obligation	186,051	-
	$1,222,315	$1,572,713

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018

NOTE 5. NOTES PAYABLE

On February 11, 2019, the Company through a wholly-owned subsidiary, entered into a loan agreement with Arbor Agency Lending, LLC, an approved seller/servicer for Federal Home Loan Mortgage Corporation (Freddie Mac). The loan agreement provides for a loan to the Company in the original principal amount of $10,523,000. The loan is a seven-year, interest-only payable loan with principal due and payable at its seven-year maturity, and accruing interest at a fixed rate of 4.72% per annum. The loan is secured by 143 of the Company’s single-family homes. Proceeds of approximately $2.9 million were utilized to purchase 12 homes in Oklahoma City, Oklahoma. Additionally, the Company received approximately $7.4 million of loan proceeds, net of transaction fees and the purchase of homes noted above, which the Company intends to use for future acquisitions of single-family homes and for working capital purposes.

A summary of the Company’s notes payable as of March 31, 2019 and December 31, 2018 is as follows:

	2019	2018	Interest Rate (Fixed)	Maturity Date
Note
Reven Housing Funding 1, LLC	$51,362,000	$51,362,000	4.74%	October, 2025
Reven Housing Funding 2, LLC	10,523,000	-	4.72%	March, 2026
	61,885,000	51,362,000
Less deferred loan fees, net	(1,492,510)	(1,229,853)
Notes payable, net	$60,392,490	$50,132,147

Costs incurred in the placement of the Company’s debt are deferred and amortized using the effective interest method over the term of the loans as a component of interest expense on the condensed consolidated statements of operations. The amount of unamortized fees are deducted from the remaining principal amount owed on the corresponding notes payable. Unamortized deferred loan costs and fees totaled $1,492,510 and $1,229,853 as of March 31, 2019 and December 31, 2018, respectively.

During the three months ended March 31, 2019 and 2018, the Company incurred $728,124 and $400,592, respectively, of interest expense related to the notes payable, which includes $49,262 and $50,994, respectively, of amortization of deferred loan fees.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018

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

During the three months ended March 31, 2019, the Company issued 75,369 shares of the Company’s common stock under the 2012 Plan to certain directors, officers, and consultants of the Company as payment for accrued 2018 compensation. Subsequent to March 31, 2019, the Company approved the issuance of 11,789 shares of the Company’s common stock under the 2012 Plan to certain directors as payment for accrued 2019 compensation totaling $39,375.

Distributions

In January 2019, the Company declared a distribution of $0.01 per share on the Company’s common shares. The distribution was made on February 15, 2019 to shareholders of record as of January 25, 2018 and totaled $109,652.

Subsequent to March 31, 2019, on April 17, 2019, the Company declared a distribution of $0.01 per share on the Company’s common shares. The distribution will be made on May 15, 2019 to shareholders of record as of April 26, 2019.

NOTE 7. INCOME TAXES

The Company is currently evaluating whether to elect to be taxed as a real estate investment trust (“REIT”), as defined in the Internal Revenue Code, commencing with the taxable year ended December 31, 2018. The Company has until the extended due date of its December 31, 2018 tax return to formally make this election. Accordingly, should the Company elect REIT status, it does not expect to be subject to federal income tax, provided that it continues to qualify as a REIT and distributions to the stockholders equal or exceed REIT taxable income. Should the Company not elect to be taxed as a REIT, the Company will not be subject to federal income tax for periods ended March 31, 2019 and 2018 due to significant operating losses and net operating loss carry-forwards.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and expected carry-forwards are available to reduce taxable income. The Company records a valuation allowance when, in the opinion of management, it is more likely than not, that the Company will not realize some or all deferred tax assets. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance equal to the deferred tax asset at March 31, 2019 and December 31, 2018. At December 31, 2017 the Company had federal and state net operating loss carry-forwards of approximately $5,350,000. The federal and state tax loss carry-forwards will begin to expire in 2032, unless previously utilized.

Pursuant to Internal Revenue Code Section 382, use of the Company’s net operating loss carry-forwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. Management believes that such an ownership change had occurred but has not yet performed a study of the limitations on the net operating losses.

NOTE 8. RELATED PARTY TRANSACTIONS

Reven Capital, LLC, which is wholly-owned by Chad M. Carpenter, a shareholder of the Company and its Chief Executive Officer, currently subleases office space from the Company on a month to month basis for a monthly rental of $500. For each of the three months ended March 31, 2019 and 2018, the Company received income from Reven Capital, LLC of $1,500, respectively.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018

NOTE 9. COMMITMENTS AND CONTINGENCIES

Legal and Regulatory

The Company is subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of the Company’s business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements and, therefore, no accrual has been recorded as of the periods ended March 31, 2019 and December 31, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018. This discussion and analysis contains forward-looking statements based upon our current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set further under Part I. Item 1A. “Risk Factors” in our most recent Annual Report on Form 10-K as updated by our other periodic reporting.

Overview

We are an internally managed Maryland corporation that engages in the acquisition, ownership and operation of portfolios of leased single-family homes in the United States. We operate our portfolio properties as single-family rentals, or SFRs, and we generate most of our revenue from rental income from the existing tenants of the SFRs we have acquired. We are currently evaluating whether to elect to be taxed as a real estate investment trust (“REIT”), commencing with the taxable year ended December 31, 2018. We have until the extended due date of our December 31, 2018 tax return to formerly make this election. Accordingly, should we elect REIT status, we do not expect to be subject to federal income tax, provided that we continue to qualify as a REIT and distributions to the stockholders equal or exceed REIT taxable income. Should we not elect to be taxed as a REIT, we still would not be subject to federal income tax for periods ended March 31, 2019 and prior due to significant operating losses and net operating loss carry-forwards.

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

As of March 31, 2019, we have invested an aggregate of approximately $83.6 million and own a total of 989 homes, of which 263 homes are in the Houston, Texas metropolitan area, 252 homes are in the Jacksonville, Florida metropolitan area, 155 homes are in the Memphis, Tennessee metropolitan area, 144 homes are in the Birmingham, Alabama metropolitan area, 128 homes are in the Oklahoma City, Oklahoma metropolitan area, and 47 homes are in the Atlanta, Georgia metropolitan area.

We intend to expand our acquisitions to other select markets in the United States that fit our investment criteria as we continue to evaluate new investment opportunities in different markets. As of March 31, 2019, our portfolio properties were 93.2% occupied. Our portfolio properties have been acquired from available cash and with the proceeds from secured loan transactions pursuant to which we had an outstanding principal amount owed of $61,885,000 as of March 31, 2019. Our loan transactions are secured by first priority liens and related rents on our homes.

In January 2019, we declared a distribution of $0.01 per share on our common shares. The distribution was made on February 15, 2019 to shareholders of record as of January 25, 2018 and totaled $109,652. Subsequent to March 31, 2019, on April 17, 2019, we declared a distribution of $0.01 per share on our common shares. The distribution will be made on May 15, 2019 to shareholders of record as of April 26, 2019 in the amount of $110,387.

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

Property Portfolio

The following tables represent our investment in the homes as of March 31, 2019:

Total Portfolio of Single-Family Homes — Summary Statistics

(as of March 31, 2019)
Market	No. of Homes	Aggregate Investment	Average Investment per Home	Properties Leased	Properties Vacant	Portfolio Occupancy Rate	Average Age (years)	Average Size (sq. ft.)	Average Monthly Rent	Average Remaining Lease Term (Months)
Atlanta, Georgia	47	3,516,510	74,819	43	4	91.5%	31	1,453	925	1.8
Birmingham, Alabama	144	10,113,610	70,233	129	15	89.6%	58	1,302	833	4.3
Houston, Texas	263	22,727,290	86,416	253	10	96.2%	50	1,452	1,157	5.8
Jacksonville, Florida	252	18,508,541	73,447	233	19	92.5%	56	1,289	943	6.0
Memphis, Tennesee	155	13,164,477	84,932	149	6	96.1%	42	1,576	1,001	9.0
Oklahoma City, Oklahoma	128	15,576,952	121,695	115	13	89.8%	41	1,510	1,177	5.1
Totals	989	$83,607,380	$84,537	922	67	93.2%	49	1,416	$1,022	5.8

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The following table sets forth a comparison of the results of operations for the three months ended March 31, 2019 and 2018:

			$	%
	2019	2018	Change	Change

Revenue:
Rental income	$2,755,729	$2,179,291	$576,438	26.5%

Expenses:
Property operating and maintenance	921,788	618,163	303,625	49.1%
Real estate taxes	436,504	363,371	73,133	20.1%
Depreciation and amortization	741,529	519,037	222,492	42.9%
General and administration	663,717	616,420	47,297	7.7%
Noncash share-based compensation	39,375	-	39,375

Total expenses	2,802,913	2,116,991	685,922	32.4%

Operating (loss) income	(47,184)	62,300	(109,484)	-175.7%

Other income (expenses):
Casualty (loss) gain, net	(25,000)	50,376	(75,376)	-149.6%
Other	30,599	7,795	22,804	292.5%
Interest expense	(728,124)	(400,592)	(327,532)	-81.8%

Total other (expenses), net	(722,525)	(342,421)	(380,104)	-111.0%

Net loss	$(769,709)	$(280,121)	$(489,588)	-174.8%

For the three months ended March 31, 2019, we had total rental income of $2,755,729 compared to total rental income of $2,179,291 for the three months ended March 31, 2018. The increase is due primarily to an increase in the number of homes owned during the 2019 period when compared to the number of homes owned during the three months ended March 31, 2018. As of March 31, 2019, we owned 989 homes; at March 31, 2018, we owned 826 homes.

As of March 31, 2019, 922, or 93.2%, of our 989 homes were occupied. During the three months ended March 31, 2019, we had 40 home leases turnover, which represented approximately 4.0 % of our end of the quarter portfolio. As of March 31, 2018, 764, or 92.5%, of our 826 homes were occupied. During the quarter ended March 31, 2018, we had 50 home leases turnover, which represented approximately 6.1% of our end of the quarter portfolio.

For the three months ended March 31, 2019, we had property operating and maintenance expenses of $921,788 compared to $618,163 for the corresponding prior year period. Property operating and maintenance expenses consist of insurance, property management fees paid to third parties, repairs and maintenance costs, home owner association fees, and other miscellaneous property costs. Real estate taxes for the three months ended March 31, 2019 were $436,504 compared to $363,371 for the three months ended March 31, 2018. The increase in property operating and maintenance expenses from 2018 to 2019 reflects the corresponding increase in our inventory of single-family homes along with higher than normal increases in our repairs and maintenance activity along with increased insurance costs under our package policy when compared to the prior period. The increase in real estate taxes from 2018 to 2019 is based primarily on an increase in our inventory of single-family homes.

Depreciation and amortization on our home investments increased to $741,529 for the three months ended March 31, 2019 compared to $519,037 in 2018, reflecting the corresponding increase in our inventory of single-family homes.

General and administrative expenses for the three months ended March 31, 2019 totaled $663,717 compared to general and administrative expenses of $616,420 for the corresponding prior year period. General and administrative expenses consist of personnel costs, outside director fees, occupancy fees, public company filing fees, legal, accounting, and other general expenses. The increase in our general and administrative expenses is due primarily to marginal increases in personnel costs and professional fees in 2019 when compared to 2018.

We incurred total operating expenses of $2,802,913 for the three months ended March 31, 2019 resulting in operating loss for the three months ended March 31, 2019 of $47,184, compared to total operating expenses of $2,116,991 for the three months ended March 31, 2018 and a corresponding operating income of $62,300 for the three months ended March 31, 2018.

During the three months ended March 31, 2019, we had a net casualty loss of $25,000 compared to a net casualty gain of $50,376 during the three months ended March 31, 2018. Other income was $30,599 for the three months ended March 31, 2019 as compared to other income of $7,795 for the three months ended March 31, 2018. Interest expense on our notes payable was $728,124 for the three months ended March 31, 2019 compared to $400,592 for the three months ended March 31, 2018. The increase in interest expense is primarily due to higher note payable balances for the three months ended March 31, 2019 when compared to the corresponding period in 2018. This resulted in net other expense of $722,525 for the three months ended March 31, 2019 compared to a net other expense of $342,421 for the three months ended March 31, 2018.

Net loss for the three months ended March 31, 2019 was $769,709. The net loss for the three months ended March 31, 2018 was $280,121. The weighted average number of shares outstanding for the three months ended March 31, 2019 increased marginally to 11,005,223 from 10,758,409 for the three months ended March 31, 2018, resulting in a net loss per share of $0.07 for the three months ended March 31, 2019. The resulting net loss was $0.03 per share for the three months ended March 31, 2018.

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

Our liquidity and capital resources as of March 31, 2019 consisted primarily of cash of $12,981,724. We believe our current liquidity and the expected cash flows from operations will be sufficient to fund the present level of our operations through the 12 months following the date of this report. However, our future acquisition activity will depend primarily on our ability to raise funds from the further issuance of shares of our common stock or units of our operating partnership combined with new loan transactions secured by our current and future home inventories. In order to purchase additional single-family homes, we intend to opportunistically utilize the capital markets to raise additional capital, including through the issuance of debt and equity securities, but there can be no assurance that we will be able to access adequate liquidity sources on favorable terms, or at all.

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

On September 28, 2018, we refinanced our entire single-family home portfolio at that time by entering into a $51,362,000 loan with Arbor Agency Lending, LLC, on behalf of the Federal Home Loan Mortgage Corporation (Freddie Mac). The loan is a seven-year, monthly interest-only payable loan accruing interest at 4.74% per annum, with principal due and payable at its maturity on October 1, 2025. The loan is secured by 824 of our currently owned single-family homes and we also guaranteed approximately $12.8 million of the loan balance. Proceeds of approximately $33 million were utilized to pay off and replace our eight previously outstanding notes. We received approximately $17 million of proceeds from the refinancing, net of transaction fees, prepayment fees, and loan payoffs, which has been and is being primarily used for the future acquisitions of single-family homes and for working capital purposes

A summary of our notes payable as of March 31, 2019 and December 31, 2018 is as follows:

	2019	2018	Interest Rate (Fixed)	Maturity Date
Note
Reven Housing Funding 1, LLC	$51,362,000	$51,362,000	4.74%	October, 2025
Reven Housing Funding 2, LLC	10,523,000	-	4.72%	March, 2026
	61,885,000	51,362,000
Less deferred loan fees, net	(1,492,510)	(1,229,853)
Notes payable, net	$60,392,490	$50,132,147

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2019 and 2018.

			$
	2019	2018	Change
Net cash used in operating activities	$(179,745)	$(192,134)	$12,389
Net cash used in investing activities	(5,280,714)	(1,451,937)	(3,828,777)
Net cash provided by financing activities	10,101,429	2,415,660	7,685,769

Change in cash and restricted cash	$4,640,970	$771,589	$3,869,381

Operating Activities

We had net cash used in operating activities of $179,745 for the three months ended March 31, 2019. This resulted from a net loss of $769,709, adding back depreciation and amortization of $741,529, noncash share-based compensation of $39,375, amortization of deferred loan fees of $49,262, and then decreasing the amount by the net change in operating assets and liabilities of $240,202.

We had net cash used in operating activities of $192,134 for the three months ended March 31, 2018. This resulted from a net loss of $280,121, adding back depreciation and amortization of $519,037, amortization of deferred loan fees of $50,994, and then decreasing the amount by the net change in operating assets and liabilities of $482,044.

Investing Activities

During the three months ended March 31, 2019, we invested $4,629,723 in new homes, $553,874 in capital improvements for our homes, and $97,117 in lease origination costs for a total of $5,280,714 of net cash used in investing activities.

During the three months ended March 31, 2018, we invested $1,681,413 in new homes, $1,133,763 in capital improvements for our homes (of which approximately $892,000 were for previous period hurricane renovation costs), and $72,059 in lease origination costs. We received $1,435,298 of insurance proceeds for property damages for a total of $1,451,937 of net cash used in investing activities.

Financing Activities

During the three months ended March 31, 2019, we had net cash provided by financing activities of $10,101,429 derived from $10,523,000 of proceeds from a note payable, less $311,919 of loan fees, less distributions on common stock of $109,652.

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

The following is a reconciliation of our NOI to net loss as determined in accordance with GAAP for the three months ended March 31, 2019 and 2018.

	Three months ended March 31,
	2019	2018

Net loss	$(769,709)	$(280,121)

Depreciation and amortization	741,529	519,037
General and administration	663,717	616,420
Noncash share-based compensation	39,375	-
Other expenses, net	722,525	342,421

Net operating income	$1,397,437	$1,197,757

Net operating income as a percentage of total revenue	50.7%	55.0%

We had net operating income from rentals of $1,397,437 for the three months ended March 31, 2019 compared to net operating income from rentals of $1,197,757 in the corresponding prior year period. This resulted in a net operating income margin of 50.7% in 2019 compared to a net operating income margin of 55.0% in 2018.

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

The following table sets forth a reconciliation of our net loss as determined in accordance with GAAP and our calculations of FFO and Core FFO for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018

Net loss	$(769,709)	$(280,121)

Depreciation and amortization	741,529	519,037

Funds (used in) provided by operations	$(28,180)	$238,916

Noncash amortization of deferred loan fees	49,262	50,994
Add back casualty loss net, deduct casualty gain,	25,000	(50,376)
Noncash share-based compensation	39,375	-

Core funds from operations	$85,457	$239,534

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

As a “smaller reporting company” defined in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

Item 4.  Controls and Procedures.

Internal Control Over Financial Reporting

During the three months ended March 31, 2019, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (“Exchange Act”)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act as of March 31, 2019.  Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

PART II - OTHER INFORMATION

Item 6.   Exhibits.

Exhibit No.	Description	Method of Filing

10.1	Amendment to Real Estate Purchase and Sale Agreement dated February 1, 2019	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed with the SEC on February 6, 2019

10.2	Amendment to Real Estate Purchase and Sale Agreement dated February 1, 2019	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed with the SEC on February 6, 2019

10.3	Loan Agreement dated September 28, 2018 between Arbor Agency Lending, LLC and Reven Housing Funding 1, LLC	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 21, 2019

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2019	REVEN HOUSING REIT, INC.

/s/ Chad M. Carpenter
Chad M. Carpenter,
Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2019	REVEN HOUSING REIT, INC.

/s/ THAD L. MEYEr
Thad L. Meyer,
Chief Financial Officer
(Principal Financial Officer)

