Form 10-Q
period 2019-06-30
Reven Housing REIT, Inc.
filed 2019-08-08
CIK 1487782

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2019

-OR-

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transaction period from _________ to ________

Commission File Number 001-37865

Reven Housing REIT, Inc.

(Exact name of Registrant in its charter)

Maryland	84-1306078
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

875 Prospect Street, Suite 304

La Jolla, CA 92037

(Address of principal executive offices)

Registrant's Telephone Number, Including Area Code:	(858) 459-4000

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock	RVEN	Nasdaq Capital Market

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company or an emerging growth company as defined by Rule 12b-2 of the Exchange Act:

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

The number of outstanding shares of the registrant's common stock, as of July 31, 2019: 11,038,737

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2019 and December 31, 2018

	2019
	(unaudited)	2018

ASSETS

Investments in single-family residential properties:
Land	$14,476,461	$13,642,461
Buildings and improvements	70,216,778	64,781,322
	84,693,239	78,423,783
Accumulated depreciation	(7,955,740)	(6,591,066)
Investments in single-family residential properties, net	76,737,499	71,832,717

Cash	11,997,147	8,252,460
Restricted cash	1,760,758	1,179,126
Rent and other receivables	1,035,721	730,345
Lease origination costs, net	488,650	473,739
Other assets, net	979,167	633,135

Total Assets	$92,998,942	$83,101,522

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities	$2,711,376	$1,572,713
Resident security deposits	912,500	825,233
Notes payable, net	60,449,178	50,132,147

Total Liabilities	64,073,054	52,530,093

Commitments and contingencies (Note 9)

Stockholders' Equity
Preferred stock, $.001 par value; 25,000,000 shares authorized; No shares issued or outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized; 11,038,737 and 10,951,579 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	11,039	10,952
Additional paid-in capital	42,857,528	42,569,520
Accumulated deficit	(13,942,679)	(12,009,043)

Total Stockholders' Equity	28,925,888	30,571,429

Total Liabilities and Stockholders' Equity	$92,998,942	$83,101,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2019 and 2018

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Revenue:
Rental income	$2,899,554	$2,232,786	$5,655,285	$4,412,078

Expenses:
Property operating and maintenance	944,450	682,431	1,866,238	1,300,594
Real estate taxes	433,577	369,545	870,081	732,916
Depreciation and amortization	784,536	514,858	1,526,066	1,033,896
General and administration	920,002	575,413	1,583,719	1,191,832
Noncash share-based compensation	-	-	39,375	-

Total expenses	3,082,565	2,142,247	5,885,479	4,259,238

Operating (loss) income	(183,011)	90,539	(230,194)	152,840

Other income (expenses):
Casualty (loss) gain, net	-	25,758	(25,000)	76,133
Previously deferred stock issuance costs	-	(674,144)	-	(674,144)
Other	36,782	7,201	67,380	14,995
Interest expense	(797,641)	(435,171)	(1,525,765)	(835,763)

Total other income (expenses), net	(760,859)	(1,076,356)	(1,483,385)	(1,418,779)

Net loss	$(943,870)	$(985,817)	$(1,713,579)	$(1,265,939)

Net loss per share
(Basic and fully diluted)	$(0.09)	$(0.09)	$(0.16)	$(0.12)

Weighted average number of common shares outstanding	11,036,535	10,769,530	11,020,965	10,764,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2019 and 2018

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance at March 31, 2019	11,026,948	$11,027	$42,818,165	$(12,888,404)	$29,940,788

Stock issued under share-based compensation plans	11,789	12	39,363	-	39,375

Distributions on common stock ($0.01 per share)	-	-	-	(110,405)	(110,405)

Net loss	-	-	-	(943,870)	(943,870)

Balance at June 30, 2019	11,038,737	$11,039	$42,857,528	$(13,942,679)	$28,925,888

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance at March 31, 2018	10,769,530	$10,770	$41,841,805	$(9,025,125)	$32,827,450

Net loss	-	-	-	(985,817)	(985,817)

Balance at June 30, 2018	10,769,530	$10,770	$41,841,805	$(10,010,942)	$31,841,633

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance at December 31, 2018	10,951,579	$10,952	$42,569,520	$(12,009,043)	$30,571,429

Stock issued under share-based compensation plans	87,158	87	288,008	-	288,095

Distributions on common stock	-	-	-	(220,057)	(220,057)

Net loss	-	-	-	(1,713,579)	(1,713,579)

Balance at June 30, 2019	11,038,737	$11,039	$42,857,528	$(13,942,679)	$28,925,888

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance at December 31, 2017	10,734,025	$10,734	$41,677,465	$(8,745,003)	$32,943,196

Stock issued under share-based compensation plans	35,505	36	164,340	-	164,376

Net loss	-	-	-	(1,265,939)	(1,265,939)

Balance at June 30, 2018	10,769,530	$10,770	$41,841,805	$(10,010,942)	$31,841,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2019 and 2018

	2019	2018

Cash Flows From Operating Activities:
Net loss	$(1,713,579)	$(1,265,939)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,526,066	1,033,896
Noncash share-based compensation	39,375	-
Amortization of deferred loan fees	105,950	101,988
Previously deferred stock issuance costs	-	674,144
Changes in operating assets and liabilities:
Rent and other receivables	(305,376)	15,848
Other assets	(346,032)	(295,172)
Accounts payable and accrued liabilities	1,387,382	(74,220)
Resident security deposits	87,267	56,813
Net cash provided by operating activities	781,053	247,358

Cash Flows From Investing Activities:
Acquisitions of single-family residential properties	(5,191,608)	(1,681,413)
Capital improvements to single-family residential properties	(1,077,848)	(1,510,195)
Insurance proceeds received for property damages	-	1,390,298
Lease origination costs	(176,303)	(134,817)
Net cash used in investing activities	(6,445,759)	(1,936,127)

Cash Flows From Financing Activities:

Proceeds from notes payable	10,523,000	2,736,630
Payments of notes payable	-	(603,699)
Payment of loan fees	(311,918)	(65,161)
Payment of stock issuance costs	-	(120,848)
Distributions on common stock	(220,057)	-
Net cash provided by financing activities	9,991,025	1,946,922

Net Increase In Cash and Restricted Cash	4,326,319	258,153
Cash and Restricted Cash at the Beginning of the Period	9,431,586	6,442,322

Cash and Restricted Cash at the End of the Period	$13,757,905	$6,700,475

Supplemental Disclosure:

Cash paid for interest	$1,385,188	$720,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 and 2018

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

As of June 30, 2019, the Company owned 993 single-family homes in the Houston, Jacksonville, Memphis, Birmingham, Oklahoma City, and Atlanta metropolitan areas.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2018 Annual Report on Form 10-K filed with the SEC on March 21, 2019. The results of operations for the period ended June 30, 2019 are not necessarily indicative of the operating results for the full year.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 and 2018

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

The Company assesses its investments in single-family residential properties for impairment whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company did not recognize any impairment losses for either the six-month periods ended June 30, 2019 or 2018.

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

Security Deposits

Security deposits represent amounts deposited by tenants at the inception of the lease. As of June 30, 2019 and December 31, 2018, the Company had $912,500 and $825,233, respectively, in resident security deposits. Security deposits are refundable, net of any outstanding charges and fees, upon expiration of the underlying lease.

Revenue Recognition

Residential properties are leased to tenants under short term rental agreements of generally one year and revenue is recognized over the lease term on a straight-line basis.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 and 2018

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company is currently evaluating whether to elect to be taxed as a real estate investment trust (“REIT”), as defined in the Internal Revenue Code, commencing with the taxable year ended December 31, 2018. The Company has until the extended due date of its December 31, 2018 tax return to formally make this election. Accordingly, should the Company elect REIT status, it does not expect to be subject to federal income tax, provided that it continues to qualify as a REIT and distributions to the stockholders equal or exceed REIT taxable income. Should the Company not elect to be taxed as a REIT, the Company will not be subject to federal income tax for periods ended June 30, 2019 and 2018 due to significant operating losses and net operating loss carry-forwards.

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

During January 2019, 75,369 shares were issued to officers, directors and employees in settlement of a portion of their accrued compensation for the year ended December 31, 2018. In April 2019, an additional 11,789 shares were issued to certain directors as payment for accrued 2019 compensation. A total of 628,940 shares have been issued under the 2012 plan as of June 30, 2019.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 and 2018

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

In February 2016, the FASB issued ASU 2016-02, Leases, a new lease standard which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). Under ASU 2016-02, lessor accounting is substantially similar to the past model but aligned with certain changes to the lessee model and ASU 2014-09. The new standard requires lessors to account for leases using an approach that is substantially equivalent to past guidance for sales-type leases, direct financing leases and operating leases. The Company’s rental revenue is primarily generated from short-term operating leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to previous guidance. The new standard had an impact on the Company’s consolidated financial statements as the Company has an operating office lease arrangement for which it is the lessee. The new standard was adopted by the Company beginning on January 1, 2019 using the modified retrospective approach. In accordance with this standard the Company has recorded a right-of-use asset and a corresponding other liability of approximately $165,000 as of June 30, 2019 relating to its operating office lease arrangement for which it is the lessee.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 and 2018

NOTE 3. INVESTMENTS IN SINGLE-FAMILY RESIDENTIAL PROPERTIES

The following table summarizes the Company’s investments in single-family residential properties. The homes are generally leased to individual tenants under leases with terms of one year or less.

				Investments in
				Single-Family
	Number		Buildings and	Residential
	of Homes	Land	Improvements	Properties, Gross

Total at December 31, 2018	965	$13,642,461	$64,781,322	$78,423,783

Purchases and improvements during 2019:
Acquisitions	28	834,000	4,357,608	5,191,608
Improvements	-	-	1,077,848	1,077,848

Total at June 30, 2019	993	$14,476,461	$70,216,778	$84,693,239

Accumulated depreciation				(7,955,740)

Investments in single-family rental properties, net at June 30, 2019				$76,737,499

NOTE 4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At June 30, 2019 and December 31, 2018, accounts payable and accrued liabilities consisted of the following:

	2019	2018

Accounts payable	$213,328	$76,523
Property insurance payable	753,793	-
Real estate taxes payable	879,364	781,182
Accrued compensation, board fees and other	455,550	505,365
Interest payable	244,270	209,643
Operating lease obligation	165,071	-
	$2,711,376	$1,572,713

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 and 2018

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

A summary of the Company’s notes payable as of June 30, 2019 and December 31, 2018 is as follows:

	2019	2018	Interest Rate (Fixed)	Maturity Date
Note
Reven Housing Funding 1, LLC	$51,362,000	$51,362,000	4.74%	October, 2025
Reven Housing Funding 2, LLC	10,523,000	-	4.72%	March, 2026
	61,885,000	51,362,000
Less deferred loan fees, net	(1,435,822)	(1,229,853)
Notes payable, net	$60,449,178	$50,132,147

Costs incurred in the placement of the Company’s debt are deferred and amortized using the effective interest method over the term of the loans as a component of interest expense on the condensed consolidated statements of operations. The amount of unamortized fees are deducted from the remaining principal amount owed on the corresponding notes payable. Unamortized deferred loan costs and fees totaled $1,435,822 and $1,229,853 as of June 30, 2019 and December 31, 2018, respectively.

During the three months ended June 30, 2019 and 2018, the Company incurred $797,641 and $435,171, respectively, of interest expense related to the notes payable, which includes $56,688 and $50,994, respectively, of amortization of deferred loan fees. During the six months ended June 30, 2019 and 2018, the Company incurred $1,525,765 and $835,763, respectively, of interest expense related to the notes payable, which includes $105,950 and $101,988, respectively, of amortization of deferred loan fees.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 and 2018

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

During January 2019, the Company issued 75,369 shares of the Company’s common stock under the 2012 Plan to certain directors, officers, and consultants of the Company as payment for accrued 2018 compensation. During April 2019, the Company issued 11,789 shares of the Company’s common stock under the 2012 Plan to certain directors as payment for accrued 2019 compensation totaling $39,375.

Distributions

In January 2019, the Company declared a distribution of $0.01 per share on the Company’s common shares. The distribution was made on February 15, 2019 to shareholders of record as of January 25, 2019 and totaled $109,652. In April 2019, the Company declared a distribution of $0.01 per share on the Company’s common shares. The distribution was made on May 15, 2019 to shareholders of record as of April 26, 2019 and totaled $110,405.

NOTE 7. INCOME TAXES

The Company is currently evaluating whether to elect to be taxed as a real estate investment trust (“REIT”), as defined in the Internal Revenue Code, commencing with the taxable year ended December 31, 2018. The Company has until the extended due date of its December 31, 2018 tax return to formally make this election. Accordingly, should the Company elect REIT status, it does not expect to be subject to federal income tax, provided that it continues to qualify as a REIT and distributions to the stockholders equal or exceed REIT taxable income. Should the Company not elect to be taxed as a REIT, the Company will not be subject to federal income tax for periods ended June 30, 2019 and 2018 due to significant operating losses and net operating loss carry-forwards.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and expected carry-forwards are available to reduce taxable income. The Company records a valuation allowance when, in the opinion of management, it is more likely than not, that the Company will not realize some or all deferred tax assets. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance equal to the deferred tax asset at June 30, 2019 and December 31, 2018. At December 31, 2017 the Company had federal and state net operating loss carry-forwards of approximately $5,350,000. The federal and state tax loss carry-forwards will begin to expire in 2032, unless previously utilized.

Pursuant to Internal Revenue Code Section 382, use of the Company’s net operating loss carry-forwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. Management believes that such an ownership change had occurred but has not yet performed a study of the limitations on the net operating losses.

NOTE 8. RELATED PARTY TRANSACTIONS

Reven Capital, LLC, which is wholly-owned by Chad M. Carpenter, a shareholder of the Company and its Chief Executive Officer, currently subleases office space from the Company on a month to month basis for a monthly rental of $500. For each of the three months ended June 30, 2019 and 2018, the Company received income from Reven Capital, LLC of $1,500, respectively. For each of the six months ended June 30, 2019 and 2018, the Company received income from Reven Capital, LLC of $3,000, respectively.

REVEN HOUSING REIT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 and 2018

NOTE 9. COMMITMENTS AND CONTINGENCIES

Legal and Regulatory

The Company is subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of the Company’s business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s condensed consolidated financial statements and, therefore, no accrual has been recorded as of the periods ended June 30, 2019 and December 31, 2018.

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

Overview

We are an internally managed Maryland corporation that engages in the acquisition, ownership and operation of portfolios of leased single-family homes in the United States. We operate our portfolio properties as single-family rentals, or SFRs, and we generate most of our revenue from rental income from the existing tenants of the SFRs we have acquired. We are currently evaluating whether to elect to be taxed as a real estate investment trust (“REIT”), commencing with the taxable year ended December 31, 2018. We have until the extended due date of our December 31, 2018 tax return to formerly make this election. Accordingly, should we elect REIT status, we do not expect to be subject to federal income tax, provided that we continue to qualify as a REIT and distributions to the stockholders equal or exceed REIT taxable income. Should we not elect to be taxed as a REIT, we still would not be subject to federal income tax for periods ended June 30, 2019 and prior due to significant operating losses and net operating loss carry-forwards.

As of June 30, 2019, we have invested an aggregate of approximately $84.7 million and own a total of 993 homes, of which 263 homes are in the Houston, Texas metropolitan area, 252 homes are in the Jacksonville, Florida metropolitan area, 159 homes are in the Memphis, Tennessee metropolitan area, 144 homes are in the Birmingham, Alabama metropolitan area, 128 homes are in the Oklahoma City, Oklahoma metropolitan area, and 47 homes are in the Atlanta, Georgia metropolitan area.

We intend to expand our acquisitions to other select markets in the United States that fit our investment criteria as we continue to evaluate new investment opportunities in different markets. As of June 30, 2019, our portfolio properties were 94.1% occupied. Our portfolio properties have been acquired from available cash and with the proceeds from secured loan transactions pursuant to which we had an outstanding principal amount owed of $61,885,000 as of June 30, 2019. Our loan transactions are secured by first priority liens and related rents on our homes.

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

In January 2019, we declared a distribution of $0.01 per share on our common shares. The distribution was made on February 15, 2019 to shareholders of record as of January 25, 2019 and totaled $109,652. On April 17, 2019, we declared a distribution of $0.01 per share on our common shares. The distribution was made on May 15, 2019 to shareholders of record as of April 26, 2019 in the amount of $110,405. We have not declared any additional distributions as of the date of this report.

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

Property Portfolio

The following tables represent our investment in the homes as of June 30, 2019:

Total Portfolio of Single-Family Homes — Summary Statistics
(as of June 30, 2019)
Market	No. of Homes	Aggregate Investment	Average Investment per Home	Properties Leased	Properties Vacant	Portfolio Occupancy Rate	Average Age (years)	Average Size (sq. ft.)	Average Monthly Rent	Average Remaining Lease Term (Months)
Atlanta, Georgia	47	3,562,616	75,800	43	4	91.5%	31	1,453	947	6.2
Birmingham, Alabama	144	10,196,493	70,809	127	17	88.2%	58	1,302	835	2.8
Houston, Texas	263	22,833,305	86,819	254	9	96.6%	50	1,452	1,181	5.4
Jacksonville, Florida	252	18,629,005	73,925	241	11	95.6%	56	1,289	971	6.4
Memphis, Tennessee	159	13,822,007	86,931	151	8	95.0%	42	1,576	1,010	9.2
Oklahoma City, Oklahoma	128	15,649,813	122,264	118	10	92.2%	41	1,510	1,161	3.6
Totals	993	$84,693,239	$85,290	934	59	94.1%	49	1,416	$1,036	5.7

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The following table sets forth a comparison of the results of operations for the three months ended June 30, 2019 and 2018:

			$	%
	2019	2018	Change	Change
Revenue:
Rental income	$2,899,554	$2,232,786	$666,768	29.9%

Expenses:
Property operating and maintenance	944,450	682,431	262,019	38.4%
Real estate taxes	433,577	369,545	64,032	17.3%
Depreciation and amortization	784,536	514,858	269,678	52.4%
General and administration	920,002	575,413	344,589	59.9%

Total expenses	3,082,565	2,142,247	940,318	43.9%

Operating (loss) income	(183,011)	90,539	(273,550)	302.1%

Other (expenses) income:
Casualty (loss) gain, net	-	25,758	(25,758)	-100.0%
Previously deferred stock issuance costs	-	(674,144)	674,144	-100.0%
Other	36,782	7,201	29,581	410.8%
Interest expense	(797,641)	(435,171)	(362,470)	83.3%

Total other expenses	(760,859)	(1,076,356)	315,497	29.3%

Net loss	$(943,870)	$(985,817)	$41,947	4.3%

For the three months ended June 30, 2019, we had total rental income of $2,899,554 compared to total rental income of $2,232,786 for the three months ended June 30, 2018. The increase is due primarily to an increase in the number of homes owned during the 2019 period when compared to the number of homes owned during the three months ended June 30, 2018. As of June 30, 2019, we owned 993 homes; at June 30, 2018, we owned 826 homes.

As of June 30, 2019, 934, or 94.1%, of our 993 homes were occupied. During the three months ended June 30, 2019, we had 67 home leases turnover, which represented approximately 6.7 % of our end of the quarter portfolio. As of June 30, 2018, 771, or 93.3%, of our 826 homes were occupied. During the quarter ended June 30, 2018, we had 64 home leases turnover, which represented approximately 7.7% of our end of the quarter portfolio.

For the three months ended June 30, 2019, we had property operating and maintenance expenses of $944,450 compared to $682,431 for the corresponding prior year period. Property operating and maintenance expenses consist of insurance, property management fees paid to third parties, repairs and maintenance costs, home owner association fees, and other miscellaneous property costs. Real estate taxes for the three months ended June 30, 2019 were $433,577 compared to $369,545 for the three months ended June 30, 2018. The increase in property operating and maintenance expenses from 2018 to 2019 reflects the corresponding increase in our inventory of single-family homes along with higher than normal increases in our repairs, maintenance activity along with increased insurance costs under our package policy when compared to the prior period. The increase in real estate taxes from 2018 to 2019 is based primarily on an increase in our inventory of single-family homes.

Depreciation and amortization on our home investments increased to $784,536 for the three months ended June 30, 2019 compared to $514,858 in 2018, reflecting the corresponding increase in our inventory of single-family homes.

General and administrative expenses for the three months ended June 30, 2019 totaled $920,002 compared to general and administrative expenses of $575,413 for the corresponding prior year period. General and administrative expenses consist of personnel costs, outside director fees, occupancy fees, public company filing fees, legal, accounting, and other general expenses. The increase in our general and administrative expenses is due primarily to increases in personnel costs and increases in professional fees due to work performed regarding our evaluation of future strategic alternatives in 2019 when compared to 2018.

We incurred total operating expenses of $3,082,565 for the three months ended June 30, 2019 resulting in operating loss for the three months ended June 30, 2019 of $183,011, compared to total operating expenses of $2,142,247 for the three months ended June 30, 2018 and a corresponding operating income of $90,539 for the three months ended June 30, 2018.

During the three months ended June 30, 2018 we had net casualty gains of $25,578. We had no casualty gains or losses during the three months ended June 30, 2019. During the quarter ended June 30, 2018 we expensed $674,144 of previously deferred stock issuance costs relating to a discontinued capital raise; there was not a corresponding charge during the three months ended June 30, 2019. Other income was $36,782 for the three months ended June 30, 2019 as compared to other income of $7,201 for the three months ended June 30, 2018. Interest expense on our notes payable was $797,641 for the three months ended June 30, 2019 compared to $435,171 for the three months ended June 30, 2018. The increase in interest expense is primarily due to higher note payable balances for the three months ended June 30, 2019 when compared to the corresponding period in 2018. This resulted in net other expense of $760,859 for the three months ended June 30, 2019 compared to a net other expense of $1,076,536 for the three months ended June 30, 2018.

Net loss for the three months ended June 30, 2019 was $943,870. The net loss for the three months ended June 30, 2018 was $985,817. The weighted average number of shares outstanding for the three months ended June 30, 2019 increased marginally to 11,036,535 from 10,769,530 for the three months ended June 30, 2018 resulting in a net loss per share of $0.09 for the three months ended June 30, 2019. The resulting net loss was also $0.09 per share for the three months ended June 30, 2018.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The following table sets forth a comparison of the results of operations for the six months ended June 30, 2019 and 2018:

			$	%
	2019	2018	Change	Change

Revenue:
Rental income	$5,655,285	$4,412,078	$1,243,207	28.2%

Expenses:
Property operating and maintenance	1,866,238	1,300,594	565,644	43.5%
Real estate taxes	870,081	732,916	137,165	18.7%
Depreciation and amortization	1,526,066	1,033,896	492,170	47.6%
General and administration	1,583,719	1,191,832	391,887	32.9%
Noncash share-based compensation	39,375	-	39,375

Total expenses	5,885,479	4,259,238	1,626,241	38.2%

Operating (loss) income	(230,194)	152,840	(383,034)	250.6%

Other (expenses) income:
Casualty (loss) gain, net	(25,000)	76,133	(101,133)	-132.8%
Previously deferred stock issuance costs	-	(674,144)	674,144
Other	67,380	14,995	52,385	349.3%
Interest expense	(1,525,765)	(835,763)	(690,002)	82.6%

Total other expenses	(1,483,385)	(1,418,779)	(64,606)	-4.6%

Net loss	$(1,713,579)	$(1,265,939)	$(447,640)	-35.4%

For the six months ended June 30, 2019, we had total rental income of $5,655,285 compared to total rental income of $4,412,078 for the six months ended June 30, 2018. The increase in total rental and other income is due primarily to the increase in rental homes owned for the 2019 time period as compared to 2018.

For the six months ended June 30, 2019, we had property operating and maintenance expenses of $1,866,238 compared to $1,300,594 for the six months ended June 30, 2018. Real estate taxes for the six months ended June 30, 2019 were $870,081 compared to $732,916 for the six months ended June 30, 2018. The increase in property operating and maintenance expenses from 2018 to 2019 reflects the corresponding increase in our inventory of single-family homes along with higher than normal increases in our repairs, maintenance activity along with increased insurance costs under our package policy when compared to the prior period. The increase in real estate taxes from 2018 to 2019 is based primarily on an increase in our inventory of single-family homes.

Depreciation and amortization increased to $1,526,066 during the six months ended June 30, 2019 compared to $1,033,896 during the six months ended June 30, 2018, reflecting the corresponding increase in our number of single family homes owned.

General and administrative expenses for the six months ended June 30, 2019 totaled $1,583,719 compared to $1,191,832 for the prior year period. The increase in our general and administrative expenses is due primarily to increases in personnel costs and increases in professional fees due to work performed regarding our evaluation of future strategic alternatives in 2019 when compared to 2018.

We had net casualty losses of $25,000 during the six months ended June 30, 2019, compared to net casualty gains of $76,133 during the six months ended June 30, 2018. During the six months ended June 30, 2018 we expensed $674,144 of previously deferred stock issuance costs relating to a discontinued capital raise; there was not a corresponding charge during the six months ended June 30, 2019. Other income was $67,380 for the six months ended June 30, 2019 as compared to other income of $14,995 for the six months ended June 30, 2018. Interest expense on our notes payable was $1,525,765 for the six months ended June 30, 2019 compared to $835,763 for the six months ended June 30, 2018. The increase is primarily due to higher note payable balances for the six months ended June 30, 2019 when compared to the corresponding period in 2018. This resulted in net other expense of $1,483,385 for the six months ended June 30, 2019 compared to a net other expense of $1,418,779 for the six months ended June 30, 2018.

Net loss for the six months ended June 30, 2019 was $1,713,579. The net loss for the six months ended June 30, 2018 was $1,265,939. The weighted average number of shares outstanding for the six months ended June 30, 2019 increased to 11,020,965 from 10,764,063 for the six months ended June 30, 2018, resulting in a net loss per share of $0.16 for the six months ended June 30, 2019 and a net loss per share of $0.12 for the six months ended June 30, 2018.

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

Our liquidity and capital resources as of June 30, 2019 consisted primarily of cash of $11,997,147. We believe our current liquidity and the expected cash flows from operations will be sufficient to fund the present level of our operations through the 12 months following the date of this report. However, our future acquisition activity will depend primarily on our ability to raise funds from the further issuance of shares of our common stock or units of our operating partnership combined with new loan transactions secured by our current and future home inventories. In order to purchase additional single-family homes, we intend to opportunistically utilize the capital markets to raise additional capital, including through the issuance of debt and equity securities, but there can be no assurance that we will be able to access adequate liquidity sources on favorable terms, or at all.

Credit Facilities

On February 11, 2019, we entered into a loan agreement with Arbor Agency Lending, LLC, an approved seller/servicer for Federal Home Loan Mortgage Corporation (Freddie Mac), which provides for a loan to us in the original principal amount of $10,523,000. The loan is a seven-year, interest-only payable loan with principal due and payable at its seven-year maturity, and accruing interest at a fixed rate of 4.72% per annum. The loan is secured by 143 of our single-family homes. Proceeds of approximately $2.9 million were utilized to purchase 12 homes in Oklahoma City, Oklahoma. Additionally, as a result of the loan, we received approximately $7.4 million of loan proceeds, net of transaction fees and the purchase of homes noted above.

On September 28, 2018, we refinanced our entire single-family home portfolio at that time by entering into a $51,362,000 loan with Arbor Agency Lending, LLC, on behalf of the Federal Home Loan Mortgage Corporation (Freddie Mac). The loan is a seven-year, monthly interest-only payable loan accruing interest at 4.74% per annum, with principal due and payable at its maturity on October 1, 2025. The loan is secured by 824 of our currently owned single-family homes and we also guaranteed approximately $12.8 million of the loan balance. Proceeds of approximately $33 million were utilized to pay off and replace our eight previously outstanding notes. We received approximately $17 million of proceeds from the refinancing, net of transaction fees, prepayment fees, and loan payoffs, which was been primarily used for the acquisitions of single-family homes and for working capital purposes

A summary of our notes payable as of June 30, 2019 and December 31, 2018 is as follows:

	2019	2018	Interest Rate (Fixed)	Maturity Date
Note
Reven Housing Funding 1, LLC	$51,362,000	$51,362,000	4.74%	October, 2025
Reven Housing Funding 2, LLC	10,523,000	-	4.72%	March, 2026
	61,885,000	51,362,000
Less deferred loan fees, net	(1,435,822)	(1,229,853)
Notes payable, net	$60,449,178	$50,132,147

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2019 and 2018.

	2019	2018	Change
Net cash provided by operating activities	$781,053	$247,358	$533,695
Net cash used in investing activities	(6,445,759)	(1,936,127)	(4,509,632)
Net cash provided by financing activities	9,991,025	1,946,922	8,044,103

Change in cash and restricted cash	$4,326,319	$258,153	$4,068,166

Operating Activities

We had net cash provided by operating activities of $781,053 for the six months ended June 30, 2019. This resulted from a net loss of $1,713,579, adding back depreciation and amortization of $1,526,066, noncash share-based compensation of $39,375, amortization of deferred loan fees of $105,950, and then increasing the amount by the net change in operating assets and liabilities of $823,241.

We had net cash provided by operating activities of $247,358 for the six months ended June 30, 2018. This resulted from a net loss of $1,265,939, adding back depreciation and amortization of $1,033,896, amortization of deferred loan fees of $101,988, cancelled offering costs of $674,144, and then decreasing the amount by the net change in operating assets and liabilities of $296,731.

Investing Activities

During the six months ended June 30, 2019, we invested $5,191,608 in new homes, $1,077,848 in capital improvements for our homes, and $176,303 in lease origination costs for a total of $6,445,759 of net cash used in investing activities.

During the six months ended June 30, 2018, we invested $1,681,413 in new homes, $1,510,195 in capital improvements for our homes (of which approximately $987,000 were for hurricane renovation costs), and $134,817 in lease origination costs. We received $1,390,298 of insurance proceeds for property damages, for a total of $1,936,127 of net cash used in investing activities.

Financing Activities

During the six months ended June 30, 2019, we had net cash provided by financing activities of $9,991,025 derived from $10,523,000 of proceeds from a note payable, less $311,918 of loan fees, less distributions on common stock of $220,057.

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

The following is a reconciliation of our NOI to net loss as determined in accordance with GAAP for the three and six months ended June 30, 2019 and 2018.

	Three Months ended June 30,		Six Months ended June 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss	$(943,870)	$(985,817)	$(1,713,579)	$(1,265,939)

Depreciation and amortization	784,536	514,858	1,526,066	1,033,896
General and administration	920,002	575,413	1,583,719	1,191,832
Noncash share-based compensation	-	-	39,375	-
Other expenses, net	760,859	1,076,356	1,483,385	1,418,779

Net operating income (NOI)	$1,521,527	$1,180,810	$2,918,966	$2,378,568

Net operating income as a percentage of total revenue	52.5%	52.9%	51.6%	53.9%

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

The following table sets forth a reconciliation of our net loss as determined in accordance with GAAP and our calculations of FFO and Core FFO for the three and six months ended June 30, 2019 and 2018:

	Three Months ended June 30,		Six Months ended June 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss	$(943,870)	$(985,817)	$(1,713,579)	$(1,265,939)

Add back depreciation and amortization	784,536	514,858	1,526,066	1,033,896

Funds used in operations	$(159,334)	$(470,959)	$(187,513)	$(232,043)

Add back noncash share-based compensation	-	-	39,375	-
Add back noncash amortization of deferred loan fees	56,688	50,994	105,950	101,988
Less net casualty gain; add net casualty loss	-	(25,758)	25,000	(76,133)
Add back previously deferred stock issuance costs	-	674,144	-	674,144

Core funds (used in) from operations	$(102,646)	$228,421	$(17,188)	$467,956

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

As a “smaller reporting company” defined in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

Item 4.  Controls and Procedures.

Internal Control Over Financial Reporting

During the three months ended June 30, 2019, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (“Exchange Act”)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act as of June 30, 2019.  Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

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

Dated: August 8, 2019	REVEN HOUSING REIT, INC.

/s/ Chad M. Carpenter
Chad M. Carpenter,
Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2019	REVEN HOUSING REIT, INC.

/s/ THAD L. MEYEr
Thad L. Meyer,
Chief Financial Officer
(Principal Financial Officer)

